Form 10KSB40
period 1999-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2000-04-14
CIK 1102750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                           For the fiscal year ended December 31, 1999
                                                     -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from________to __________


                        Commission File Number 000-29211
                                               ---------

                   DAC Technologies Group International, Inc.
                    -----------------------------------------
                 (Name of Small Business Issuer in its charter)


             Florida                                                             65-0847852
             -------                                                             ----------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


3200 N. Ocean Blvd., Suite 1006, Ft. Lauderdale, FL                                   33308
---------------------------------------------------                                  ------
(Address of principal executive offices)                                           (Zip Code)

                                 (954) 375-0119
                           (Issuer's telephone number)

              Securities registered under Section 12(b) of the Act:
                                      None
                                      ----

                    Name of each exchange on which registered
                                 Not applicable
                                 --------------

              Securities registered under Section 12(g) of the Act:
                         Common Stock, par value $0.001
                         ------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBor any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year.   $2,136,887
                                                                    ----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of April 1, was approximately $-0-.

            State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 1, 2000, 5,054,500 shares of Common Stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.
                                               ---------------
                                       ii


                                                 TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS.......................................................................1

ITEM 1.  DESCRIPTION OF BUSINESS.................................................................1
                  History and Business Development...............................................1
                  Business Plan  ................................................................2
                  Products ......................................................................2
                  Competition....................................................................6
                  Principal Suppliers and Manufacturers..........................................7
                  Customers......................................................................9
                  Intellectual Property..........................................................9
                  Governmental Regulations......................................................10
                  Research and Development......................................................11
                  Environmental Laws............................................................11
                  Employees.....................................................................11
                  Reports to Security Holders...................................................11

ITEM 2.  DESCRIPTION OF PROPERTY................................................................12

ITEM 3.  LEGAL PROCEEDINGS......................................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................12

PART II. .......................................................................................12

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKOLDER MATTERS............................................................12

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION..........................................................13
                  Background....................................................................14
                  Financial Condition and Results of Operations.................................15

ITEM 7.  FINANCIAL STATEMENTS...................................................................19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..........................................19

PART III .......................................................................................20




ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......................................20

ITEM 10. EXECUTIVE COMPENSATION.................................................................21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.............................................................................22
                  Security Ownership of Certain Beneficial Owners...............................23
                  Security Ownership of Management..............................................23

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................23
                  Acquisition of Our Predecessor's Assets and Liabilities.......................23
                  DAC Arkansas..................................................................24
                  Contractual Relationships.....................................................24
                  Promoters and Founders........................................................25
                  Factoring Agreement...........................................................25
                  Line of Credit/ Loans.........................................................26

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K.......................................................26

          SIGNATURES............................................................................27


                           FORWARD-LOOKING STATEMENTS

         This discussion in this Annual Report regarding our company and its business and operations contains "forward-looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. We do not have a policy of updating or revising forward- looking statements and thus it should not be assumed that silence by its management over time means that actual events are bearing out as estimated in such forward-looking statements.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      History and Business Development.

         We were incorporated as a Florida corporation in July 1998, under the name DAC Technologies of America, Inc. for the purpose of succeeding to the interest of DAC Technologies of America, Inc., an Arkansas corporation ("DAC Arkansas"). In September 1998, we purchased substantially all of the assets of DAC Arkansas. DAC Arkansas, formed as an Arkansas corporation in 1993, may be deemed to be a predecessor of our company. DAC Arkansas commenced operations with the manufacture of various safety products, which were eventually acquired by us. Our principal owners and management held similar positions with DAC Arkansas. We have continued the operations of DAC Arkansas without any significant changes. In July 1999, we changed our name to DAC Technologies Group International, Inc.

         Between July 1998 and April 1999, we sold an aggregate of 5,054,500 shares of our Common Stock to approximately 30 accredited or otherwise sophisticated investors with whom we had pre-existing relationships and who had access to relevant information concerning the Company in a series of transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). We received gross proceeds of approximately $234,400 from these transactions. The funds have been used to fund our business plan and we anticipate needing additional capital to complete the plan.

         We have not been involved in any bankruptcy, receivership or similar proceeding. Except as set forth herein, we have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(b) Business Plan

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and unpatented, designed to enhance and provide security for the consumer and for his property. We have placed particular emphasis on gun safety because it has become a prominent national issue due to the recent rash of school and workplace violence. We believe that there will be a continual public mandate for our federal, state and local governments to pass gun safety legislation on all guns manufactured. With over 220 million firearms in the U.S. alone, we believe we will be a major presence in the gun lock market. With respect to all our products we:

     o   develop and design
     o   out source the manufacturing to unaffiliated third parties
     o   distribute and market
     o   use our private label

         In addition, we have developed a wide range of security and non-security products for the home, automobile and person including various plastic injection and leather products. We primarily sell to mass market retailers such as Wal-Mart, Walgreens and K-Mart. The majority of our products had been manufactured and imported from mainland China and shipped to a central location for distribution in Little Rock, Arkansas. We have recently entered into a manufacturing contract with a domestic company, which we expect will significantly increase the volume of our products manufactured in the U.S.

         In order to build a database from which we might select products to market and distribute, we presently anticipate that we will solicit proposals from inventors who have substantially completed their product development but lack the expertise or capital to market or distribute it. We expect that we will utilize advertisements in trade and other publications, networking, referrals from persons with whom we may have pre-existing relationships and our Web site as methods of soliciting these proposals. We may also acquire existing businesses with complimentary operations as a method of expanding our business and operations.

(c)  Products

         (1)  Security Products

         Our products can be grouped into three main categories (a) home, auto and personal security, (b) gun safety locks, and (c) non-security devices. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer our safety products with the assistance of our Chinese and domestic manufacturers, who are also responsible for the tooling, manufacture and packaging of the products.

                  (A)  Gun Safety. We currently market four gun safety products:

                       o "Trigger Lock Value Pack," a patented product, which contains three ABS plastic trigger locks with metal locking device and keys. This lock fits virtually all handguns and prevents unwanted or accidental discharge of the firearm.

                       o "Lever Hammer Lock," constructed of ABS plastic with a metal locking device and key, is designed to prevent cocking of lever action rifles.

                       o "Gun Lock," a steel lock with keyed locking device, that fits over the entire trigger guard of virtually all handguns.

                       o "Metal Trigger Lock," is similar to our Trigger Lock Value Pack, but is made of metal instead of plastic with a more secure locking system. The lock is available at the retail level in a three-piece value pack and as a single unit. It is also available in bulk without retail packaging for gun manufacturers. We have a patent pending on this product.

                  (B) Personal Security. We carry a wide range of electronic alarms designed to protect the consumer and personal property.

                           o "Body Alarm," a 130-decibel alarm, is designed to be carried or worn whenever the user faces the possibility of attack. An original product of DAC Arkansas, it has been redesigned to include a built-in flashlight and accessories so it can be used as a door or window alarm.

                           o               "Key Alert," a patented product, is
                           a small, 120 decibel alarm with key chain and built-in flashlight. This unit, easily activated by a push button, will enhance protection any time its user feels threatened.

                           o "Pepper Spray," packaged in an attractive leather holster with key ring, this canister contains 14 grams of 5% oleoresin capsicum red pepper, and will debilitate an attacker on contact with his eyes.

                           o "Protect All," a vibration activated, 130 decibel alarm, this unit can be attached to virtually anything, i.e. television, stereo, microwave. Not much larger than a beeper, this alarm can protect personal property at home, office or virtually any location.

                           o               "Patient Alert," designed
                           specifically for the health care industry, this alarm is similar to our Body Alarm, but with attachments to mount the unit onto a bed or wheelchair and the pull strap to the patient. Decibel level of this alarm is only 100-105, as its intended use is not to scare off an attacker but to alert nursing staff when a patient attempts to get out of bed or wheelchair.

                  (C) Automotive Safety. We currently offer the following car alarms:

                           o "SWAT Steering Wheel Alarm," a patented product, is a 130-decibel alarm which mounts to virtually any vehicle steering wheel. Locking the alarm to the steering wheel arms the alarm, and a delay timer allows the driver 15 seconds to exit the vehicle without activating the alarm. Vibration activated, this alarm has an automatic reset, sensitivity settings, and a blinding strobe light. Selling for $25-$30 at the retail level, this alarm is perfect for consumers who do not want to invest in more expensive vehicle alarms. The SWAT Steering Wheel Alarm is also manufactured with remote control for arming and disarming.

                           o "SWAT II Talking Car Alarm," a more traditional, under the hood car alarm, can easily be installed by the consumer. The alarm can be mounted under the hood by screws , tape, or simply strapped to the car battery, all provided. Alligator clips allow for easy attachment to battery for power. Two remote controls come with the unit, which are used to arm and disarm the alarm, as well as set sensitivity levels and spoken warnings in both English and Spanish. Alarm has nine voice commands programmed, car finder, and a panic button. Retailing in the $80-$100 range, this alarm is less expensive than most competitors models, and does not require professional installation.

                           o "Warning Module," is a simple battery operated device that mounts on the dashboard, with two red LED lights that flash when activated. Sold separately, it is also included in the packaging with the SWAT II Talking Car Alarm.

                  (D) Home Safety. We carry a full line of home security alarms, packaged both as a complete unit, and with individual pieces to add on.

                           o "Strobe Alarm Security System," is a complete, wireless, motion detection home security package. Wall mounted motion detector with 120E radius, emits a 120 decibel alarm and sends RF signal to an outside alarm as well. Two remote controls included. Companion pieces include:

                                    o       The Glass/Window Alert
                                    o       Mini-Magnetic Door/Window alarm
                                    o       Glass Breakage Commander
                                    o       Magnetic Sensor Commander
                                    o       Additional Remote Controls

                  (2)  Non Security Products.

                  We out source the manufacture and market the following non-security consumer products:

                           o "Clampit Cupholder", a licensed product, designed as a plastic, adjustable cupholder, with a unique clamping arm that allows the user to attach to virtually anything. Perfect for lawn chairs. The cupholder clamp can be adjusted so that the holder is always upright.

                           o "Clampit Plateholder", a licensed product, designed as a plastic holder for paper or plastic plates, has the same patented clamp as the Cupholder, allowing user to attach to almost anything and at any angle. Perfect for lawn chairs so you no longer have to hold your plate in your lap.

                           o "Horizontal Phone Case", patent pending, is a uniquely designed, leather cell phone case that attaches to a user's belt horizontally. User no longer has to worry about getting jabbed in the side by cell phone when sitting down. Available in three sizes.

(d)   Manufacturing and Distribution.

         We, through our foreign and domestic manufacturing agents, manufacture, design and build our tooling, molds and products. Our administrative offices are located in Little Rock, Arkansas and Ft. Lauderdale, Florida. Additionally, we have a distribution facility in Hong Kong, provided to us as an accommodation by one of our suppliers. We sub-contract our manufacturing for tooling and production in Shenchen, China, Temple City, California and Sandwich, Illinois. We distribute all of the domestic and certain of our international business out of our Little Rock facility, most international business is shipped directly to the customer from our Hong Kong location. We believe we can provide low-cost quality products because labor-intensive products are manufactured in China, where labor costs are lower. Our plastic injection and gun lock products can be manufactured competitively in the U.S. due to automation. Our central warehouse facility is in Little Rock where following manufacture, with the exception of our international business as previously noted, products are delivered complete and ready for delivery to our customers.

         Our distribution strategy includes direct selling and marketing. We do not currently utilize commissioned independent sales representatives. We anticipate that we will develop sales promotion and sales development activities which will be directed towards giving selling assistance to the independent sales representatives through aids such as brochures, product samples and demonstration products. We will establish a Web site which will serve both as an additional marketing tool, and will provide a platform from which we will be able to provide various support services to our independent sales representatives. We also anticipate that we will seek to motivate our independent sales representatives through the use of special incentive programs that reward superior sales performance. We also anticipate utilizing trade shows, both on a local and national level to promote our products and to attract qualified sales representatives.

         Our management will attempt to maintain sufficient inventory levels to meet customer's demands but there can be no assurance that we will be successful in doing so. Turnaround time from the date an order is placed until received in our distribution center normally is between four to six weeks. This quick turnaround time allows us to maintain minimum inventory levels. However since we out source our manufacturing, a good portion of which is done in China, it is difficult to predict the efficiency of our vendors.

(e)  Competition.

         We operate in a very competitive industry, dominated by national and international companies with well-established brands all of whom are better capitalized, have more experience in our industry and have established varying degrees of consumer loyalty. There are no assurances we will ever be successful in establishing our brands or penetrating our target markets. Some of our competitors in the business sectors which we will be operating in are:

              o Gun safety competitors include: Master Lock (which presently controls 60-70% of the market), Noble Security and Shot Lock.

              o Automotive security competitors include: Bulldog, Rally and Code Alarm.

              o Personal security competitors are varied and mostly smaller vendors.

              o Non-security product competitors include: various small and large vendors participate in this field.

         We are subject to competition that is expected to intensify in the future because we believe that the number of competitors is increasing. There are no significant barriers to entry into our markets. We feel our greatest difficulties in competing come in areas such as gun safety where our competitors are bigger, better known, and have greater resources including capital and personnel. We realize it is important to achieve brand name recognition in establishing market share, which, in turn generates additional market share giving consumers preferences for brand names. We believe that while brand names operate effectively in mainstream product distribution, there is significant opportunity for lesser known names with specific products and solutions that appeal to consumers.

         It is critical for us to be selective in the products we select to bring to market, and management has been effective in developing products that can be priced advantageously and obtain consumer acceptance as well as approval from the mass merchandisers whose relationships we have, over the years, cultivated. In addition, we believe that impulse buying is more prominent when products are sold below the $20 threshold. We believe that consumers have responded favorably to our lower priced products. Accordingly, the keys to our maintaining a competitive position are product design, pricing quality of product and the maintenance of favorable relationships with various mass merchandisers.

(f)  Principal Suppliers and Manufacturers.

         Our principal suppliers and manufacturers are:

              o Uni Skit Technologies, Inc., a Chinese company which manufactures our auto and body alarm systems.

              o Uni Tat International, Inc., a Chinese company which manufactures the gun locks and auto alarm systems.

              o Security Limited, a Little Rock, Arkansas company, manufactures the Pepper Spray.

              o Taico Designs, a company located in Chicago, Ill. manufactures the cup and plateholder.

              o Emsal Tekin a company located in Istanbul, Turkey, manufactures the horizontal phone case.

              o Nimax Los Angeles Corporation, a Temple City, California company which manufactures gun locks.

         The Company derived the following percentage of products from each of the named suppliers for the period January 1, 1999 to March 1, 2000, as follows:

                           Uni Skit Technologies, Inc. - 41%
                           Uni Tat International, Inc. - 46%
                           Security Limited            -  7%
                           Taico Designs               -  6%

         With the exception of Nimax Los Angeles Corporation and Uni Skit Technologies, Inc., we have no contractual relationship with our manufacturers. For the past two years Uni Skit and Uni Tat have supplied approximately 80% of our products. We believe our relationships with our suppliers and manufacturers is satisfactory, however should any of them cease providing for us, we believe they can be replaced within 30 days, without difficulty and at competitive cost.

         On May 12, 1997, we contracted with Uni Skit to manufacture certain of our products, and to share ownership rights, research and development costs with respect to all products developed on a joint basis. The contract provides for the following:

                                    the parties will equally share ownership rights and related project costs

                                    Uni Skit shall have the exclusive right of manufacture, subject to competitive pricing

                                    DAC has exclusive rights to market and sell in North and South America

                                    Uni Skit has exclusive rights to market and sell in Asia and the Pacific Rim; except that Uni Skit may not solicit DAC's existing customers in Japan the parties may otherwise solicit business anywhere not otherwise excluded; except that Uni Skit shall honor DAC's existing exclusive contracts in Germany and England

                                    Neither party may solicit the other's
                                    customers as they may exist at the time of the agreement

                                    all intellectual property rights developed for the products subject to this agreement, are considered owned by both parties

         Because we did not conduct any material business activities in the areas in which Uni Skit has exclusivity, and because Uni Skit is precluded from interfering with our existing customers, we do not believe that this arrangement has cut off any former sources of revenue.

          The products currently being offered by us and which are subject to the Uni Skit Agreement are the following:

              o   Strobe Alarm Products
              o   Key Alert
              o   Body Alarm
              o   Protect All
              o   SWAT Auto Alarm
              o   SWAT II Talking Car Alarm
              o   SWAT II Non-Talking Car Alarm
              o   Warning Module

         Our manufacturing arrangements with Uni Tat, Taico Design, and Security Limited are all on a fixed-priced, per unit basis. With Uni Tat, we own all of the gun-lock tooling and molds. We have no written arrangements with these manufacturers.

         In March 2000, we negotiated an agreement with Nimax Los Angeles Corporation, to manufacture our gun lock products. The prices negotiated will permit us to realize savings over the costs paid to our current manufacturer. The terms of the agreement include:

         o DAC will pay for and own all tooling and molds which will be used exclusively for DAC's products;

         o Nimax will not manufacture any product which infringes on DAC's patents or patent's pending; or which are identical to, derived from, or copies of DAC's gun locks;

         o Nimax may continue to manufacture gun locks for Shot Lock, a DAC competitor, and DAC agrees not to contest any patent infringement action against Shot Lock;

         o     the agreement may be renegotiated every two years;

         o the agreement may be terminated after six months of business inactivity, although Nimax will continue to honor DAC's patent rights.

         We expect to begin receiving product from Nimax in July 2000.

(g) Customers.

         Although we have numerous customers, we sell on the basis of purchase orders, primarily to national retail chains such as Wal-Mart, K-Mart, Walgreens, Pep Boys, Discount Auto, Advance Auto Sales and Radio Shack. In 1998 Wal-Mart accounted for 14% of our gross revenues and 28% in 1999. In 1999, K-Mart accounted for 17% of our gross revenues.

         We have entered into a "Blanket Purchase Order" with Savage Arms(Canada) Inc., a significant national gun manufacturer which provides for the following:

              o the contract runs for a period of one year but may be terminated on three months notice.

              o we are required to maintain an inventory equal to three weeks of requirements relative to the most recent scheduled release.

              o the contract provides for 90,000 pieces of the trigger lock mechanism.

         In April, 2000 we received a $20,880 Walgreens purchase order for 10,440 Steel Trigger Locks. We are advised by Walgreens that it intends to distribute this product among all 3000 of its stores.

         In addition, our customer base also includes numerous regional and national distributors and smaller retailers. We also sell to distributors in Europe, Asia, South and Central America and the Far East, including the following:

              o Germany - SWAT II Talking Car Alarm (speaks German), SWAT Steering Wheel Alarm w/remote, Warning Module and Key Alert.

              o England - SWAT II Talking Car Alarm, both SWAT Steering Wheel Alarms.

              o   Japan - SWAT Steering Wheel Alarm, Glass/Window Alarm.

(h) Intellectual Property.

         We believe that protection of proprietary rights to our products is important because, as we are in a highly competitive market, a patent provides us with a competitive advantage by limiting or eliminating similarly designed competitive products.

         To this end, we have obtained U.S. patents on certain of our products as follows:

                  Model                                       Patent No.             Expiration
                  -----                                       ----------             ----------
         TVP 095  Trigger Lock Value Pack                     Des. 375,342               2009
         SWA 03  SWAT Steering Wheel Alarm                    Des. 365,774               2009
         KAL 201  Personal Safety Alarm                       Des. 355,863               2008
         Key Chain Alarm                                      5,475,368                  2008
         GWA 001 Glass/Window Alarm                           Des. 371,086               2009
         Defense Spray and Flashlight                         Des. 375,994               2009

         In addition, we have patents pending on our steel trigger gun lock and horizontal phone case products. We have entered into a licensing agreement giving us the exclusive right to sell the patented Clampit Cup and Plate Holder in the U.S., with certain minor exceptions.

         We intend to register our product names, although we may not be successful in doing so particularly because of their generic character. As we develop trademarks, trade names, copyrights or other intellectual property rights, we may seek to protect these, as well as those related to the products listed above, by registration in the United States and other countries where these products may be marketed.

         Depending upon the development of our business, we may also wish to develop and market products which incorporate patented or patent-pending formulations, as well as products covered by design patents or other patent applications.

         While we may seek to protect our intellectual property, in general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations. Moreover, inasmuch as we will often seek to out source manufacture products which are similar to those being manufactured by others, it is also critical for us to insure that our manufactured products do not infringe upon existing patents of others.

(i)  Governmental Regulations.

         We have obtained the required approval from the Federal Communications Commission for the Rf signals emitted by our remote control units. We are not aware of any other required governmental approvals on any of our products.

         While not directly affecting our business, there is a likelihood of governmental regulations requiring trigger locks on guns. If such regulations are passed, they presumably will serve to increase the demand for our products and sales in the gun safety area. Government regulations may, however, be promulgated to regulate these devices.

(j)  Research and Development.

         We do not incur any research and development costs. We develop our products internally, utilizing the expertise of our manufacturers, and input from our customers. Any R & D cost incurred by our manufacturers is passed on to us in the pricing of the tooling and molds. We do not pass such costs on to our customers. Because of our close relationships with our customers, we are able to determine the level of interest in a particular product before investing significant time or capital in its development. Once a potential new product is identified, we utilize the services of a patent attorney to assure that we do not infringe upon anyone's patent rights. We also design our own packaging internally.

         Working closely with our manufacturers' engineers, a final design for a product and cost estimations are completed. If management determines that a product can be produced at competitive prices, and the interest level justifies production, we proceed with having a mold made. We own the molds for all of our gun-lock products. After pre-production samples are made and approved, full production begins.

(k)  Environmental Laws.

         We incur no costs and suffer no adverse effects by complying with environmental laws (federal, state and local).

(l)  Employees.

         We currently employ five employees, all of whom are full-time:
President & Chief Executive Officer, Chief Financial Officer, salesman, receptionist, & shipping clerk. There are no collective bargaining agreements or contracts.

(m) Reports to Security Holders

         Copies of this report, including exhibits to the Report and other materials filed with the SEC that is not included herein, may be inspected and copied, without charge, at the Public Reference Room,450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site on the World Wide Web at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters are located at 3200 N. Ocean Blvd, Suite 1002, Ft. Lauderdale, FL 33308 consisting of 500 square feet, with telephone number (954) 375-0119. The lease term is month to month at a $1,400 per month rent.

         We have a 5,000 square foot office/warehouse at 1601 Westpark Dr., Suite 4C, Little Rock, AR 72204. Approximately 1,500 square feet is office and 3,500 square feet is warehouse. All of the accounting and shipping functions are performed out of this location, as well as some sales. This space is leased for two years, expiring February 1, 2001, with monthly rent of $2,325. There are no renewal options. We believe there are adequate alternative facilities at reasonably competitive prices in the event these leases terminate.

ITEM 3.  LEGAL PROCEEDINGS

         We are currently unaware of any pending legal proceeding or any proceeding contemplated by a governmental authority in which we may be involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public trading market for our common stock. We have no outstanding options, warrants or other securities that could be converted into common stock. As of March 31, 2000, there were approximately 29 holders of record of our 5,024,500 shares of common stock outstanding.

         We have not paid a cash dividend on the common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. Although there is no restriction to pay dividend, as of the date of this registration statement, we have no intention to declare dividends.

         On July 31, 1998, we issued 3,630,000 founders' shares of common stock to principally the same stockholders, and in the same ratio as the ownership ratio of the DAC Arkansas. Because these persons had a preexisting relationship with us and access to relevant information concerning us, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.. These shares were issued for our par value, $0.001. These shares may only be sold in compliance with Rule 144. Of these 5,054,500 shares currently outstanding, 3,825,000 shares are restricted securities within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering.

         On December 31, 1998, pursuant to an offering, we sold 1,000,000 shares of our common stock for $200,000 or $0.20 per share to 15 investors who were either accredited or otherwise sophisticated investors with whom we had pre-existing relationships and access to relevant information concerning the Company in a private placement exempt from registration under the Securities Act in reliance on Rule 504 of Regulation D of the Securities Act. Approximately 500,000 shares of the offering were made to affiliates of the Company. At the same time, we issued 30,000 shares of common stock for legal services to our former securities counsel, Atlas, Pearlman, Trop and Borkson, P.A.

         On December 23, 1998, Uni Skit, one of our major suppliers, agreed to convert $251,936 of its debt to 165,000 of our common shares. The transaction was made in reliance on Section 4(2) of the Securities Act, as the purchaser was sophisticated, has full access to all material information and took the shares for investment purposes.

         In April 1999, pursuant to a private placement, we sold 199,500 shares of our common stock for $39,500 or $0.20 per share to 3 investors who were either accredited or otherwise sophisticated and with whom we had a pre-existing relationship and who had access to all material information. The transaction was exempt under and Rule 504 of Regulation D of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with, our Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10KSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

(a) Background

         DAC Arkansas was formed in 1993, and began selling its Body Alarm, a small, beeper sized, 130 decibel, electronic personal security alarm, which retails for under $10. In 1994, we brought to market our patented Key Alert, a 110 decibel hand held alarm with key chain and built-in flashlight. Other products followed over the next few years, including the patented SWAT Steering Wheel Alarm, SWAT II Talking Car Alarm, and the patented Clampit Cupholder and Plateholder.

         In 1994, we developed our patented Trigger Lock, an inexpensive, plastic trigger lock for handguns. Recognizing the public's and government's concern for gun safety, we have developed a new Metal Trigger Lock, a steel Gun Lock, and a Lever Hammer Lock for lever action rifles. All of these gun safety devices are currently carried by Wal Mart, Walgreens and K Mart. We have devoted a significant amount of time and effort the past year in establishing ourselves in the area of gun safety.

              o    Develop a National Sales Force

         We have in the past utilized national and regional manufacturing sales representatives, with varied success. We believe use of such sales representatives is a cost-effective method of reaching mid-sized and regional retail outlets as well as national distributors. To properly monitor and motivate these sales representatives, we intend to hire a national sales manager.

              o    Develop New Products.

         Our success has been due, in part, to our ability to continue developing new consumer products. We currently offer over thirty products in personal, home and automotive security, gun safety, and non-security products such as our patented Clampit Cupholder and Plateholder. In addition to the Metal Trigger Lock, we have also recently completed development of a leather horizontal cell phone case. This new product will be available early in 2000. We believe that with our relationships with major retailers such as Wal Mart, K Mart, and Walgreens, and the capabilities of our manufacturers, we can continue to identify consumer products that we can produce that are of high quality and competitively priced.

              o    Internet

         We have entered into an agreement with Anaxis Internet Services, located in North Little Rock, Arkansas, to develop and design a Web site for our company. We have acquired the rights to several Internet domain names, most notably dactec.com and dactechnologies.com.

         We are still in the initial design stages for our Web site, but anticipate it will include a company profile, product information and E-commerce capabilities. We have targeted June 30, 2000 for completion of this project.

              o    Direct Mailings

         We have had success in identifying specific target groups and utilizing mass mailings and faxing. Sales of our Patient Alert, used by nursing homes and hospitals to alert staff when confined patients attempt to get out of their bed or wheelchair, has been developed and continues to increase as a result of this type of advertisement. We have begun similar efforts to leading gun manufacturers and distributors, as well as police, sheriff and state law enforcement agencies with regards to our gun safety locks. We intend to continue to use direct mailings whenever specific target groups can be identified as potential purchasers of any of our products.

              o    Expansion/Upgrade of Accounting and Management Systems.

         Current accounting and management systems have been satisfactory in maintaining accurate accounting data and in aiding management decisions. With anticipated growth in sales and products, it will be necessary to upgrade these systems to insure accurate data and to properly control costs, manage inventory, track cash flows, as well as provide timely information required for quarterly SEC filings.

(b) Financial Condition and Results of Operations .

         Year Ended December 31, 1999 compared to the year ended December 31, 1998.

         At December 31, 1999, the Company had working capital of $124,472 as compared to $58,931 at December 31, 1998. This increase of $65,541 was due to the increase in current assets of $290,651, offset by an increase in current liabilities of $225,110. The significant items causing these increases are as follows:

Current Assets

         Cash decreased $53,608, from a balance of $68,042 at December 31, 1998 to a balance of $14,434 at December 31, 1999. As noted in the Notes to Financial Statements, the Company factors its receivables. The Company funds its cash needs by borrowing from its factor against these receivables. The Company typically only borrows sufficient cash funds to meet its short-term cash needs, thereby saving interest charges on funds borrowed. The December 31, 1998 cash balance was higher than what the Company normally maintains due to the $200,000 cash raised in December 1998 through the sale of company stock.

         Accounts receivable balances at December 31, 1999 were $453,384 as compared to $204,805 at December 31, 1998, an increase of $248,579. Payment terms of the Company's customers are typically 30 to 60 days.

         Sales for the last two months of 1999 were $377,264 as compared to $247,974 for the last two months of 1998. This increase was primarily due to the sales of gun locks, of which the new metal trigger lock was first shipped to customers in December 1999.

         Inventories increased $77,515 from $305,924 at December 31, 1998 to $383,439 at December 31, 1999. This increase was due to the purchases by the Company of its new metal trigger lock for anticipated orders during the first quarter of the year 2000.

Current liabilities

         Funds borrowed from our factor increased $146,562. Balances were $298,709 and $157,147 at December 31, 1999 and December 31, 1998,
         respectively. This increase was due to the Company's increased cash needs to pay for the higher inventory levels, as noted above.

         Current maturities of long-term debt increase $80,191, from $88,191 at December 31, 1998 to $168,652 at December 31, 1999. This increase was due primarily to the classification of the Company's bank loan, which matured February 14, 2000. At December 31, 1998, most of the loan balance of $230,029 was classified as a long-term debt, whereas all of the balance of $155,492 at December 31, 1999 was classified as short-term debt.

         Sales revenues for the year ended December 31, 1999 were $2,136,887 as compared to $2,044,634 for the year ended December 31, 1998, an increase of $92,253. Sales revenues for the Company's gun locks increased $645,599 from $276,448 for the year ended December 31, 1998 to $922,047 for the year ended December 31, 1999. Sales revenues for the Company's security products decreased $453,187, from $1,479,808 for the year ended December 31, 1998 to $1,026,621 for the year ended December 31, 1999. Sales revenues for the Company's non-security products decreased by $100,159, from $288,378 to $188,219 for the same period. While overall sales revenues did not change significantly, the changes by business segments reflects the results of management's decision to concentrate sales and marketing efforts on its gun lock products.

         Operating expenses were $715,137 for the year ended December 31, 1999 as compared to $777,914 for the year ended December 31, 1998. This decrease of $62,777 is a result of the Company's efforts to reduce operating expenses in all areas, without harming its ability to operate efficiently.

         Interest expense was $82,255 for the year ended December 31, 1999 as compared to $137,604 for the year ended December 31, 1998, a decrease of $55,349. This decrease was a result of the contribution by Company shareholders of $348,867 of debt to the capital of the Company on September 30, 1998.

         Net income for the year ended December 31, 1999 was $121,405 as compared to a net loss of $57,659 for the year ended December 31, 1998, an increase of $179,064. This increase was a result of the increase in sales and decreases in operating expenses and interest expense as described above.

         Net income for security products was $829 for the year ended December 31, 1999 as compared to a net loss of $125,671 for the year ended December 31, 1998, an increase of $126,500. This increase was realized despite the $455,187 decrease in sales revenues for security products. The Company allocates operating expenses to the various business segments based on sales revenues. Because of the decrease in sales revenues for security products and the increase in sales revenues for gun locks, a much smaller percentage of operating expenses have been allocated to security products for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

         Net income from gun locks was $92,360 for the year ended December 31, 1999 as compared to $34,612 for the year ended December 31, 1998, an increase of $57,748. This increase is due to the increase in sales revenues for gun locks of $645,599, offset by the increase in operating expenses allocated to gun locks, as described above.

         Net income for non-security products was $28,216 for the year ended December 31, 1999 as compared to $33,400 for the year ended December 31, 1998. This decrease of $5,184 is a result of the decrease in sales revenues on non-security products.

         Year Ended December 31, 1998 compared to the year ended December 31, 1997.
         At December 31, 1998, the Company had working capital of $58,931 as compared to a working capital deficit of $26,584 at December 31, 1997. The increase in working capital of $85,515 can be attributed to the cash infusion of $200,000 from the private sale of 1,000,000 shares of the Company's common stock in December, 1998.

         Sales revenues for the year ended December 31, 1998 were $2,044,634 compared to $2,501,368 for the year ended December 31, 1997, decrease of $456,734. Sales revenues of security products decreased $785,576 from $2,265,384 for the year ended December 31, 1997 to $1,479,808 for the year ended December 31, 1998. Sales revenues for gun locks increased $61,901, from $214,547 for the year ended December 31, 1997 to $276,448 for the year ended December 31, 1998. These changes are result of management's decision to concentrate the Company's efforts into developing, designing and marketing the Company's line of gun safety products which significantly affected sales of Company's security products. The benefits to be realized in future sales of gun locks will not be fully realized until the year 2000.

         Sales revenues of Non-security products was $288,378 for the year ended December 31, 1998 as compared to $21,437 for the year ended December 31, 1997, an increase of $266,941. The only products in this business segment are the Clampit Cupholder and Plateholder which were first sold in December 1997. The year ended December 31, 1998 was the first full year of production and sales of these products.

         Operating expenses for the year ended December 31, 1998 were $777,913 compared to $730,376 for the year ended December 31, 1997. This increase of $47,537 was due primarily to an increase in consulting fees

         The Company had a net loss of $57,659 for the year ended December 31, 1998 as compared to net income of $190,245 for the year ended December 31, 1997, a decrease of $247,904. This decrease is due to the decrease in sales revenues of $456,734.

         The Company had a net loss on security products of $125,671 for the year ended December 31, 1998 as compared to net income of $146,831 for the year ended December 31, 1997. This decrease in net income of $275,502 is due to the decrease of $785,576 in sales revenues from security products.

         The Company had net income from gun locks of $34,612 for the year ended December 31, 1998 as compared to net income of $43,242 for the year ended December 31, 1997, a decrease of $8,630. The Company allocates operating expenses to its business segments based on sales revenues. Because sales revenues from security products decreased significantly and sales revenues of gun locks increased, the percentage of operating expenses allocated to gun locks increased significantly. This caused net income on gun locks to decrease despite the increase in sales revenues.

         The Company had net income from non-security products of $33,400 for the year ended December 31, 1998 as compared to net income of $172 for the year ended December 31, 1997. This increase of $33,228 was due to the increase in sales of non-security products.

              o   Liquidity and Capital Resources

         Our primary source of cash is funds from our operations. We believe that external sources of liquidity could easily be obtained in the form of bank loans, letters of credit etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could effect our short term liquidity. For the period ending December 31, 1999, we owed our factor approximately $298,000. In 1994, DAC Arkansas' shareholders and the Company obtained a $500,000 line of credit. The notes reflecting the advances were consolidated and commencing March 1999, we are required to pay $10,000 for 11 months, with a balloon payment of $137,301, plus accrued interest due on February 14, 2000. The interest rate is 9.5% and the loan is collateralized by our inventories and personal guarantees of our founding stockholders. We believe our revenues will be sufficient to pay these obligations. If not, we will seek to refinance them or request our shareholders to pay their guarantees.

              o   Trends

         The recent flurry of publicity involving firearms has caused gun safety to become a prominent issue nationally. Gun violence, especially in schools has prompted the President, as well as national and state legislators, to debate legislation requiring gun safety locks on all firearms. Threatened litigation against gun manufacturers has caused them to seriously consider placing gun safety locks on the guns they manufacture. We believe sales revenues in this area will grow significantly. Sales of our gun locks products for the fiscal year ending December 3, 1999, totaled $922,047 as compared to $276,448 for the fiscal year ending December 31,1998. Sales for the first quarter of 2000 were $317,824.


ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages _____through ________following.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Sweeney, Gates & Co. advised us on January 6, 2000, that it will decline reappointment for the upcoming fiscal year. Sweeney, Gates & Co. report on our financial statements for the past two (2) years has not contained an adverse opinion or disclaimer of opinion or was qualified or modified, as to uncertainty, audit, scope, or accounting principals. The decision to change accountants was not recommended or approved by any audit committee or similar committee of the Board of Directors or by the Board of Directors. During the two most recent fiscal years and during any subsequent interim period preceding the declination, there were no disagreements with Sweeney, Gates & Co. on any manner of accounting principals or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sweeney, Gates & Co., would have caused it to make a reference to the subject matter of the disagreements in connection with its report. The reason for the declination is that the bulk of our business and administration is located in Little Rock, Arkansas, as opposed to Fort Lauderdale, Florida, and as such we have engaged the CPA firm of Moore Stephens Frost, LLP to serve as our independent accountants and prepare the audited statements included as Exhibits hereto and for the upcoming fiscal year.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following sets forth the names and ages of our executive officers and directors. Directors are elected annually at our annual meeting of stockholders, and serve for the one year term for which they are elected and until their successors are duly elected and qualified. Our officers are appointed by the board of directors and serve at the board's discretion.

Name                                   Age       Position                                  Term
----                                   ---       --------                                  ----
David A. Collins                        54       President, CEO/Director                 2000-2001

Robert C. Goodwin                       43       CFO/Director                            2000-2001

Larry Legel                             53       Secretary/Director                      2000-2001

John C. Collins                         33       Vice President-Sales                    2000-2001

         David A. Collins has served as the Company's President and CEO since its inception in July 1998. From 1992 continuously until September 1998, Mr. Collins was President and CEO of DAC Arkansas.

         Larry Legel has been a Director of the Company since its inception in July 1998, as well as a Director of DAC Arkansas. Mr. Legel is an independent CPA, and has owned and managed a CPA firm, Larry Legal, CPA, continuously since at least January 1995

         Robert C. Goodwin has served as the Company's CFO since its inception in July 1998, as well as DAC Arkansas continuously since 1993.

         John C. Collins is the son of David A. Collins and has served as a regional sales manager of the Company since July 1998, and DAC Arkansas continuously since 1994.

         Compliance With Section 16(a) of the Securities Act of 1934
         -----------------------------------------------------------

                  Section 16(a) Beneficial Ownership Reporting Compliance Based upon the Company's review of forms filed by directors, officers and certain beneficial owners of the Company's common stock (the "Section 16 Reporting Persons") pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has identified the following Form 3 filings that were filed late by the Section 16 Reporting Persons during fiscal 2000

o        David A. Collins

o        Larry Legal

o        Collins Family Trust

o        Dan R. Lasater

o        Gerald E. Hannahs, Jr.

o        Robert C. Goodwin

o        Collins Children's Trust

         The Company is not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal year ended December 31, 1999. Other annual compensation consists of health insurance premiums paid for by us on behalf of the named officers, and in some cases, the spouse and dependents of the named officers.

                                                 SUMMARY COMPENSATION TABLE

                               Annual Compensation                      Long-Term Compensation
                               -------------------                      ----------------------
                                                                           Awards        Payouts
 (a)                   (b)    (c)       (d)          (e)                    (f)             (g)            (h)          (i)
Name &                                               Other               Restricted     Securities
Principal                                            Annual                Stock        Underlying        LTIP        All other
Position           Year   Salary($)    Bonus($)   Compensation(5)          Awards         Options        Payouts    Compensation
--------           ----   ------       -----      ---------------          ------         -------        -------    ------------
                               ($)                      ($)                SARs(#)                      ($)                  ($)
David A.
Collins, CEO      1999      52,000                    3,827
                            52,000[1]
Robert C.
Goodwin, CFO      1999      54,000                    5,089

John C.
Collins,
VP Sales          1999      36,000     19,175         2,509

----------
[1] These funds were paid to Telephone Connections Network, Inc., a company owned by the Collins Family Trust, as consulting fees.

Board Compensation

         Our directors do not receive cash compensation for their services as Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 1999 by (a) each person known by us to be the beneficial owner of five percent or more of the outstanding common stock and (b) all executive officers and directors both individually and as a group. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 5,024,500 shares of common stock outstanding.

(a) Security Ownership of Certain Beneficial Owners .


                           Name and Address of                Number of Shares          Percent
Title of Class             Beneficial Owner                   Beneficially Owned        of Class
--------------             ----------------                   ------------------        --------
Common Stock               Gerald E. Hannahs, Jr.              1,157,500 (1)               23%
                           17710 Leatha Lane
                           Little Rock, AR  72211

Common Stock               Dan R. Lasater                      1,157,500 (1)             24.4%
                           Hinson Rd.
                           Little Rock, AR

Common Stock               David A. Collins                      316,750                  6.3%
                           3200 N. Ocean Blvd #1006
                           Ft. Lauderdale, FL  33308

Common Stock               Ralph Coppess                         316,500 (2)              6.3%
                           1004 Commerce St.
                           Little Rock, AR

Common Stock               Collins Family Trust                  816,750(3)                16%
                           c/o Larry Legel
                           1425 NE 57th Place
                           Ft. Lauderdale, FL  33334

Common Stock               Collins Children's Trust              500,000(3)              9.95%
                           c/o Larry Legel
                           1425 NE 57th Place
                           Ft. Lauderdale, FL  33334

(1) 88,390 and 205,640 shares are held respectively by H & L Holdings and Phoenix Mortgage, companies jointly controlled by Gerald Hannahs, Jr. and Dan Lasater, each has been allocated 1/2 the combined shares or 197,525 shares.

(2) These shares are held by Jasper Marketing, a corporation controlled by Ralph Coppess.

(3) Larry Legel is the Trustee of both Trusts with full voting power. David Collins claims neither beneficial ownership nor control of the shares held the Trusts. The beneficiaries of the Collins Children's Trust are Payton P. Collins and David A. Collins. Jr. The beneficiaries of the Collins Family Trust are Payton P. Collins, David A. Collins, Jr. and John Christopher Collins.

(b)      Security Ownership of Management

                           Name and Address of                Number of Shares          Percent
Title of Class             Beneficial Owner                   Beneficially Owned        of Class
--------------             ----------------                   ------------------        --------
Common Stock               Larry Legel                           181,500(1)               3.6%
                           1425 NE 57th Place                  1,498,250                 26.2%
                           Ft. Lauderdale, FL  33334

Common Stock               David A. Collins                      316,750                  6.3%
                           3200 N. Ocean Blvd #1006
                           Ft. Lauderdale, FL  33308

Common Stock               Total Officers & Directors            498,250                  9.9%

----------
(1) Includes 181,500 shares of Common Stock held jointly with wife; 500,000 shares owned by the Collins Children's Trust and 816,750 owned by the Collins Family Trust, both of which Mr. Legel is the Trustee with full voting power.


         There are no arrangements which may result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Acquisition of Our Predecessor's Assets and Liabilities

                       o On September 30, 1998, and as amended on September 27, 1999, the Company entered into an asset purchase agreement, which included the following provisions:

                       o we acquired assets of the DAC Arkansas, totaling $939,150, and assumed liabilities totaling $1,104,783. Not included in this transaction was a receivable from David Collins, certain bridge loans, stockholder advances, an automobile, certain accounts payable, accrued commissions and accrued payroll. The assets included: inventory valued at approximately $295,000; property, plant and equipment at approximately $300,000; accounts receivable valued at approximately $309,000; patents and misc. asset $35,000.

                                    The liabilities included: assumption of
                                    accounts payable of $475,000, accrued
                                    interest of $27,000, payroll taxes of
                                    approximately $67,000, approximately
                                    $240,000 in commercial notes; and
                                    approximately $293,000 outstanding balance of a factoring agreement

                                    Related parties to the transaction included
                                    David Collins, our president; Gerald Hannahs and Dan Lasater, principal shareholders; and Larry Legal, our secretary/director.

                                    In the opinion of management, the terms of the asset purchase agreement were as favorable as those that could have been obtained from unrelated parties.

(b)  DAC Arkansas

         In previous periods, the DAC Arkansas had significant related party transactions, including loans to and from stockholders.

              o Prior to September 23, 1998, DAC Arkansas had loaned a principal shareholder, the Collins Family Trust and Telephone Connections Network, Inc.(1), a company wholly-owned by the Collins Family Trust, approximately $340,000, and David Collins, the company president, approximately $143,000. During the same period, Gerald Hannahs and Dan Lasater, principal shareholders of the Company, loaned DAC Arkansas approximately $464,000.

              o On September 23, 1998, Gerald Hannahs and Dan Lasater, the Company's principal shareholders, purchased, from DAC Arkansas, $174,603 of notes and accrued interest receivable owed by David Collins, our president, to DAC Arkansas. The consideration was an equal amount of notes payable to these stockholders.

              o On September 30, 1998, Gerald Hannahs and Dan Lasater, our principal shareholders, contributed $348,867 of notes payable and accrued interest to the capital of the DAC Arkansas. Consulting fees of $52,000 and $61,500 for the years ended December 31, 1999 and December 31, 1998, respectively, are payments to Telephone Connections Network, Inc., a Company consultant, for rendering the consulting services to DAC Arkansas and the Company. These fees were paid primarily to David Collins, our president, who was employed by Telephone Connections, Inc., and its only experienced personnel. Taken along with his salary, in the opinion of management, the services rendered for this compensation was at least as favorable to the Company as that which could have been obtained from unrelated parties.

(c)  Contractual Relationships

         We and our predecessor have two major suppliers in China-Uni Skit Technologies, Inc. and Uni Tat International, Inc.- from whom we purchase, on average more than 80% of our products. On December 23, 1998, Uni Skit, one of our major manufacturers and suppliers, agreed to convert $251,936 of its debt to 165,000 of our common shares. The transaction was made in reliance on Section 4(2) of the Securities Act, as the purchaser was sophisticated, has full access to all material information and took the shares for investment purposes. As of September 30, 1999, we owe this supplier $26,026. In 1997, we contracted with Uni Skit to share ownership rights, research and development costs with respect to all parties developed on a joint basis. Uni Skit also has the exclusive right of manufacturing certain products providing it can handle our requirements. The contract also gives us the exclusive right to market and sell our joint products in North and South America, and gives Uni Skit the same exclusive rights in the Pacific Rim. The parties have non-exclusive rights to market and sell in other parts of the world. Our contract with Uni Skit was negotiated arms-length, and at the time, Uni Skit was an unrelated party.

         On March 1, 1995, DAC Arkansas entered into a consulting agreement with Telephone Connections Network Inc., a company controlled by the Collins Family Trust, to provide sales and marketing advice to the Company. The Collins Family Trust was created for the benefit of members of the family of David Collins, the Company's president. Mr. Collins disclaims any beneficial interest in the trust. The trustee of Trust is Larry Legal, the Company's Secretary and a director. The fees paid under the consulting agreement are subject to agreement between the parties. The agreement expires on March 1, 2000, but can be terminated on 30 days notice. In the opinion of management, the amount of consulting fees paid were at least as favorable to the Company as those which would have been paid to unrelated parties. Telephone Connections Network, Inc. is a Florida corporation formed on November 8, 1993, by Larry Legel, our Secretary and director. The original purpose of the company was to invest in multilevel marketing telephone companies. It, however, did not engage in any such activities and remained dormant until 1995. In 1995, the corporation through its officers Larry Legel and David Collins, our president, provided consulting services to the Company, its sole client. Billings have averaged between $4,000 and $6,000 per month. The consulting arrangement was terminated on March 1, 2000 and will not be renewed.

(d) Promoters and Founders

         On July 31, 1998 we issued 3,630,000 shares of our common stock to principally the same shareholders of our predecessor, DAC Arkansas, i.e. Collins Family Trust, Dan Lasater and Gerald Hannahs, for par value, in the same ratio of ownership in the latter, in reliance on section 4(2) of the Securities Act. Although this was a non-arms length transaction, at the time, in the opinion of management was as favorable as could have been obtained from unrelated parties.

(e)  Factoring Agreement

         On April 10, 1995, DAC Arkansas entered into a factoring agreement that is renewable annually. By agreement with the factor, CIT Group/Commercial Services, Inc., we assumed this agreement on October 1,1998. The factoring fees range from .65% to 1.8% monthly depending on the creditworthiness and location of an account, i.e. domestic or foreign. An additional fee of .25% is charged for each 30 day period, or part thereof, when the terms of sale exceed 30 days. Fees are calculated on the gross face value of each invoice. In addition to the factoring fees interest is charged on the outstanding funds in use at the greater of 7% or 1.25% above prime. The amounts borrowed are secured by our accounts receivable. For the year ending December 31, 1999, we owed our factor approximately $298,000. This was an arms-length transaction.

(f)  Line of Credit/ Loans

         On April 15, 1994, DAC Arkansas' stockholders entered into note agreements with the Mercantile Bank in Little Rock, Arkansas for a line of credit totaling $500,000. On February 12, 1999, several principal shareholders and the Company jointly borrowed, for the benefit of the Company, $230,722 evidenced by a promissory note whose terms require 11 monthly payments of $10,000, beginning March 12, 1999, with a balloon payment of $137,301 plus accrued interest, due on February 14, 2000. The interest rate is 9.5%. The loans are collateralized by our inventories. This was an arms-length transaction.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are incorporated by reference from the Registrant's Form 10-SB filed with the Securities and Exchange Commission (the "Commission") file #000-29211, on January 28, 2000 and not yet declared effective.

Exhibit           Description
-------           -----------

2                Asset Purchase Agreement
3.1              Articles of Incorporation
3.2              Bylaws
10.1             Consulting Agreement
10.2             Lease
10.3             Factoring Agreement
10.4             Uni-Skit Agreement
16               Declination Letter of Sweeney, Gates & Co.

The following documents are filed as a part of this Report.

10.5             Nimax Los Angeles Corporation Agreement



                                    PART F/S

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DAC Technologies Group International, Inc.

                                     By:   David A. Collins
                                     ----------------------
                                           President
                                     Date: April 13, 2000

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                           December 31, 1999 and 1998

                              Financial Statements

                                      With

                          Independent Auditor's Report

                          Independent Auditor's Report
                          ----------------------------


Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Ft. Lauderdale, Florida


         We have audited the accompanying balance sheet of DAC Technologies Group International, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1998 were audited by other auditors whose report dated September 30, 1999, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAC Technologies Group International, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                    Certified Public Accountants

Little Rock, Arkansas
February 4, 2000

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                 Balance Sheets

                           December 31, 1999 and 1998

                                          Assets                                                      1999             1998
                                          ------                                                   -----------       --------
Current assets

Cash                                                                                                  $ 14,434       $  68,042
Accounts receivable, less allowance for doubtful
accounts of  $19,649 and $23,682 in 1999 and
       1998, respectively                                                                              453,384         204,805
Inventories                                                                                            383,439         305,924
Prepaid expenses                                                                                        24,525           6,360
                                                                                                   -----------       ---------
Total current assets                                                                                   875,782         585,131
                                                                                                   -----------       ---------

Property and equipment

Furniture and fixtures                                                                                  99,197          96,643
Molds, dies, and artwork                                                                               336,937         319,906
Vehicles                                                                                                34,709          32,209
                                                                                                   -----------       ---------
                                                                                                       470,843         448,758
Accumulated depreciation                                                                              (173,781)       (124,063)
                                                                                                   -----------       ---------
Net property and equipment                                                                             297,062         324,695
                                                                                                   -----------       ---------

Other assets
Patents and trademarks, net of
   accumulated amortization of $2,528 and $589 in
   1999 and 1998, respectively                                                                          32,516          27,469
     Other                                                                                               5,700              --
                                                                                                   -----------       ---------
Total other assets                                                                                      38,216          27,469
                                                                                                   -----------       ---------

Total assets                                                                                       $ 1,211,060       $ 937,295
                                                                                                   ===========       =========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                 Balance Sheets

                           December 31, 1999 and 1998

                          Liabilities and Stockholders' Equity                                        1999             1998
                          ------------------------------------                                     -----------       ---------
Current liabilities
     Due to factor                                                                                 $   298,709       $ 152,147
Accounts payable-trade                                                                                 128,120          86,762
Accounts payable-related parties                                                                        52,582          98,186
Accrued payroll tax withholdings                                                                        76,147          56,352
Accrued expenses other                                                                                  27,100          44,562
Current maturities of long-term debt                                                                   168,652          88,191
                                                                                                   -----------       ---------
Total current liabilties                                                                               751,310         526,200
                                                                                                   -----------       ---------



Long-term debt, less current maturities                                                                 60,133         173,781
                                                                                                   -----------       ---------


Stockholders' equity

Common stock, $.001 par value; authorized 10,000,000 shares; issued and outstanding 5,024,500 and 4,825,000 shares at December 31, 1999
  and 1998, respectively                                                                                 5,024           4,825
Additional paid-in capital                                                                             633,821         594,120
Stock subscription receivable                                                                           (2,632)         (3,630)
Retained earnings (deficit)                                                                           (236,596)       (358,001)
                                                                                                   -----------       ---------
Total stockholders' equity                                                                             399,617         237,314
                                                                                                   -----------       ---------

Total liabilities and stockholders' equity                                                         $ 1,211,060       $ 937,295
                                                                                                   ===========       =========

   The accompanying notes are an integral part of these financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Operations

                 For the Years Ended December 31, 1999 and 1998

                                                                                                      1999             1998
                                                                                                   -----------     -----------
Net sales                                                                                          $ 2,136,887     $ 2,044,634

Cost of sales                                                                                        1,243,695       1,186,775
                                                                                                   -----------     -----------

Gross profit                                                                                           893,192         857,859
                                                                                                   -----------     -----------

Operating expenses

  Selling                                                                                              281,215         383,862
  General and administrative                                                                           433,922         394,052
                                                                                                   -----------     -----------
Total operating expenses                                                                               715,137         777,914
                                                                                                   -----------     -----------

Income from operations                                                                                 178,055          79,945
                                                                                                   -----------     -----------

Other income (expense)
  Interest expense                                                                                     (82,255)       (137,604)
  Other income                                                                                          25,605              --
                                                                                                   -----------     -----------
Total other income (expense)                                                                           (56,650)       (137,604)
                                                                                                   -----------     -----------

Income (loss) before income tax expense                                                                121,405         (57,659)

Provision for income taxes                                                                                  --              --
                                                                                                   -----------     -----------

Net income (loss)                                                                                  $   121,405     $   (57,659)
                                                                                                   ===========     ===========


Numerator - net income (loss)                                                                      $   121,405     $   (57,659)

Denominator - weighted average number of shares outstanding                                          4,975,308       3,644,348
                                                                                                   -----------     -----------

Basic earnings (loss) per share                                                                    $      0.02     $     (0.02)
                                                                                                   ===========     ===========
   The accompanying notes are an integral part of these financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                       Statements of Stockholders' Equity

                 For the Years Ended December 31, 1999 and 1998

                                                Common Stock             Additional      Stock
                                           ---------------------          Paid-in     Subscription       Retained
                                           Shares          Amount         Capital      Receivable        Earnings          Total
                                           ------          ------        -------       ----------        --------          -----
Balances - December 31, 1997              3,630,000       $ 3,630      $     300         $ (3,630)      $ (300,342)     $ (300,042)

  Contribution of related party
    debt to capital                              --            --        349,067               --               --         349,067

  Assets not acquired                            --            --       (200,488)              --               --        (200,488)

  Conversion of debt to equity              165,000           165        251,771               --               --         251,936

  Issuance of stock for cash              1,000,000         1,000        187,500               --               --         188,500

  Issuance of stock for services             30,000            30          5,970               --               --           6,000

  Net loss                                       --            --             --               --          (57,659)        (57,659)
                                          ---------       -------      ---------         --------       -----------     ----------

Balances - December 31, 1998              4,825,000         4,825        594,120           (3,630)        (358,001)        237,314

  Issuance of stock for cash                199,500           199         39,701               --               --          39,900

  Payments on subscription
    receivable                                   --            --             --              998               --             998

  Net income                                     --            --             --               --          121,405         121,405
                                          ---------       -------      ---------         --------       -----------     ----------

Balances - December 31, 1999              5,024,500       $ 5,024      $ 633,821         $ (2,632)      $ (236,596)     $  399,617
                                          =========       =======      =========         ========       ==========      ==========


    The accompanying notes are integral part of these financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Cash Flows

                 For the Years Ended December 31, 1999 and 1998

                                                                                                      1999               1998
                                                                                                    ---------          ---------
Cash flows from operating activities
  Net income (loss)                                                                                 $ 121,405          $ (57,659)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation                                                                                     49,718             46,642
      Amortization                                                                                      1,939                589
      Changes in assets and liabilities
        Accounts receivable                                                                          (248,579)            10,191
        Inventories                                                                                   (77,515)               465
        Prepaid expenses                                                                              (18,165)            (1,875)
        Other assets                                                                                   (5,700)                --
        Accounts payable - trade                                                                       41,358           (296,432)
        Accounts payable - related party                                                              (45,604)            98,186
        Accrued payroll tax withholdings                                                               19,795             18,196
        Accrued expenses other                                                                        (17,462)           (37,610)
                                                                                                    ---------          ---------
Net cash provided by (used in) operating activities                                                  (178,810)          (219,307)
                                                                                                    ---------          ---------

Cash flows from investing activities
  Purchases of property and equipment                                                                 (22,085)           (92,783)
  Purchases of patents and trademarks                                                                  (6,986)                --
  Increase in notes receivable - related party                                                             --            (17,400)
                                                                                                    ---------           --------
Net cash provided by (used in) investing activities                                                   (29,071)          (110,183)
                                                                                                    ---------          ---------

Cash flows from financing activities
  Increase (decrease) in due to factor                                                                146,562            (69,002)
  Net change in notes payable-related parties                                                           3,000            121,073
  Proceeds on long-term debt                                                                               --            144,687
  Payments on long-term debt                                                                          (36,187)                --
  Proceeds from issuance of common stock                                                               39,900            194,500
  Payments on stock subscription receivable                                                               998                 --
                                                                                                    ---------          ---------
Net cash provided by (used in) financing activities                                                   154,273            391,258
                                                                                                    ---------          ---------

Increase (decrease) in cash                                                                           (53,608)            61,768

Cash - beginning of year                                                                               68,042              6,274
                                                                                                    ---------          ---------
Cash - end of year                                                                                  $  14,434          $  68,042
                                                                                                    =========          =========

     The accompanying notes are integral part of these financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998

1. Nature of Business
   ------------------

         DAC Technologies Group International, Inc. (the "Company"), a Florida corporation, is in the business of developing, manufacturing and marketing various consumer products, patented and unpatented, which are designed to provide security for the consumer and their property. In addition, the Company has developed a wide range of security and non-security products for the home, automobile and individual. The majority of the Company's products are manufactured and imported from mainland China and are shipped to the Company's central warehouse facility in Little Rock, Arkansas. These products, along with other items manufactured in the United States, are sold primarily to major retail chains in the United States and Germany.

2. Organization and Summary of Significant Accounting Policies
   -----------------------------------------------------------

   a. Organization and basis of presentation - The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc. Effective September 30, 1998, the Company acquired certain assets from and assumed certain liabilities of a related company, DAC Technologies of Arkansas, Inc. ("DAC Arkansas"), formerly known as DAC Technologies of America, Inc., an Arkansas corporation. On September 17, 1999, DAC Arkansas changed its name to DAC Technologies of Arkansas, Inc. The ownership of both companies was the same as of the date of the transaction (September 30, 1998). Since the companies were under common control, the combination was accounted for in a manner similar to a pooling of interest and the companies have been shown as combined for all periods presented.

   b. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   c. Cash equivalents - The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

   d. Inventories - Inventories are stated at the lower of average cost or market. Costs include freight and applicable customs fees.

   e. Property and equipment - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets that range from five to eleven years.

   f. Patents and trademarks- Costs incurred in connection with the acquisition of patents and trademarks are capitalized and amortized over their estimated useful lives.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998

2. Organization and Summary of Significant Accounting Policies (cont.)
   -----------------------------------------------------------

   g Income taxes - The Company utilizes the liability method of accounting for deferred income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to be realized.

      Prior to September 30, 1998, the Company, with the consent of its stockholders, had elected to be treated as an "S" Corporation under the Internal Revenue Code. Accordingly, all taxable income or loss flowed through to the stockholders. No income tax expense or liability was recorded in the accompanying financial statements prior to September 30, 1998.

   h. Revenue recognition - The Company records sales when merchandise is shipped to the customer. Allowances are provided when merchandise is returned.

   i. Earnings per share - Earnings per share have been calculated using the weighted average number of shares outstanding for each year. The Company has no dilutive shares or options outstanding.

   j. Advertising - Advertising costs are expensed as incurred. Total advertising expenses were approximately $3,300 and $12,725 for the years ended December 31, 1999 and 1998, respectively.

   k. Reclassifications - Certain reclassifications have been made to the 1998 balances in order to conform to the 1999 presentation.

   l. Recent applicable accounting pronouncement - In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organization costs, be expensed as incurred. The effect of adoption of this pronouncement was immaterial.

3. Inventories
   -----------
          Inventories consist of:

                                            1999                1998
                                            ----                ----

Finished goods                           $ 251,288           $ 222,277
Inventory in transit                       113,882              59,348
Parts                                       18,269              24,299
                                           -------           ---------

                                         $ 383,439           $ 305,924
                                         =========           =========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


4. Factoring Agreement
   -------------------

         On October 1, 1998, the Company assumed a factoring agreement from the Predecessor. This agreement, which is renewable annually, provides for factoring fees of .65% to 1.8% monthly depending on the creditworthiness and location of an account (domestic or foreign). An additional fee of 1/4 of 1% is charged for each thirty-day period, or part thereof, when the terms of sale exceed ninety-days. Fees are calculated on the gross face value of each invoice. In addition to factoring fees, interest is also charged on the outstanding funds in use. The interest rate is the greater of 7% or 1.25% above prime (8.5% at December 31, 1999). The amounts borrowed are collateralized by the Company's accounts receivable.

5. Long-Term Debt
   --------------
          Long-term debt consists of:

                                                                                          1999             1998
                                                                                          ----             ----
            Note payable to bank; payable $10,000 monthly, including interest at
               9.5%, with remaining balance due February 2000, secured by inventory and by personal guarantees of the Company's
               stockholders.                                                           $ 155,492        $ 230,029

            Note payable to a financing company; payable in monthly installments of $524, including interest at 9.75%, with remaining balance due
               November 2001; secured by certain vehicles.                                28,626           31,943

            Note payable to a financing company; payable in monthly installments of $9,000, including interest at 16%; with the remaining balance
               due June 2000; secured by equity in factored receivables.                  41,667               --

            Note payable to shareholder; payable on demand, unsecured.                     3,000               --
                                                                                       ---------        ---------

                                                                                         228,785          261,972
            Less current maturities                                                      168,652           88,191
                                                                                       ---------        ---------

            Long-term debt, less current maturities                                    $  60,133        $ 173,781
                                                                                       =========        =========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


5. Long-Term Debt (cont.)
   --------------

              Aggregate maturities of long-term debt are as follows:

                            Year Ended
                            ----------
                               2000                        $ 168,652
                               2001                           60,133
                                                           ---------
                                                           $ 228,785
                                                           =========


         The Company made interest payments on long-term debt totaling approximately $47,600 and $51,400 during the years ended December 31, 1999 and 1998, respectively.

6. Equity
   ------

         On July 31, 1998, the Company issued 3,630,000 founders' shares of common stock to principally the same stockholders, in the same ratio as the ownership ratio of DAC Arkansas. Amounts owed on these shares are reflected as stock subscriptions receivable in the accompanying financial statements.

         On September 30, 1998, the minority stockholders contributed $349,067 of notes payable and accrued interest to the capital of the Company.

         On December 23, 1998, one of the Company's major suppliers agreed to convert $251,936 of its debt to equity in the Company in exchange for 165,000 shares of common stock, thereby making it a related party.

         On December 31, 1998, pursuant to a private placement offering, the Company raised a net of $188,500 and issued 1,000,000 shares of common stock, of which 500,000 shares were to companies affiliated with existing stockholders. At the same time, the Company issued 30,000 shares of common stock for legal services valued at $6,000 and charged the $6,000, and an additional $5,500 of other expenses, against the proceeds of the offering.

         In April 1999, pursuant to a private placement offering, the Company issued 199,500 shares of common stock for $39,900 to certain existing shareholders.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998

7. Income Taxes
   ------------

         Reconciliations of the differences between income taxes computed at the Federal statutory tax rates and the provision for income taxes is as follows:

                                                                                            1999            1998
                                                                                          --------        ---------
         Income taxes computed at Federal statutory tax rate                              $ 41,277        $ (71,101)
         State tax provision, net of Federal benefits                                        5,208           (8,971)
         Change in valuation allowance                                                     (50,950)          79,627
         Other                                                                               4,465              445
                                                                                          --------        ---------
         Provision for income taxes                                                       $     --        $      --
                                                                                          ========        =========

         Temporary differences that give rise to significant deferred tax assets
   (liabilities) are as follows:

                                                                                            1999            1998
                                                                                          --------        ---------
         Tax basis in excess of financial basis in intangible
           assets                                                                         $     --        $  62,367
         Net operating loss carryforward                                                    29,122           17,260
                                                                                          --------        ---------
         Total deferred tax assets                                                          29,122           79,627
         Valuation allowance                                                               (29,122)         (79,627)
                                                                                          --------        ---------
Net deferred tax asset                                                                    $     --        $      --
                                                                                          ========        =========



         At December 31, 1999, the Company had net operating loss carry forwards available for Federal and state income tax purposes of approximately $76,000 which will begin expiring unless utilized in 2018. Based upon the uncertainty of the realization of this deferred tax asset, a valuation allowance of $29,122 is reflected in the accompanying financial statements for the year ended December 31, 1999.

8. Related Party Transactions
   --------------------------

         During its history, the Company had significant related party transactions, including loans to and from its president and stockholders. Prior to September 23, 1998, the Company had loaned the majority stockholder, (The Collins Family Trust, "CFT") and Telephone Connections Network, Inc. ("TCN"), wholly owned by CFT, approximately $340,000. The Company had also loaned its president approximately $143,000. During the same period, the minority stockholders loaned the Company approximately $464,000.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


8. Related Party Transactions (cont.)
   --------------------------

         On September 23, 1998, the minority stockholders purchased from the Company, $174,603 of notes and accrued interest receivable owed by the president and CFT to the Company. Consideration was an equal amount of notes payable to these stockholders.

         On September 30, 1998, and as amended on September 27, 1999, the Company entered into an asset purchase agreement, wherein it acquired the assets and liabilities of DAC Arkansas (see Note 2). The transaction did not include a receivable from a major stockholder and President, certain bridge loans, stockholder advances, an automobile, certain accounts payable, accrued commissions and accrued payroll totaling $200,488. This amount was eliminated from additional paid-in capital when the companies were combined.

         Consulting fees of $52,000 and $61,500 were paid to TCN during the years ended December 31, 1999 and 1998, respectively, under the terms of a consulting agreement which expired March 1, 2000 and has not been renewed.

9 Commitments and Contingencies
  -----------------------------

         The Company currently leases office and warehouse space under a lease that expires on February 1, 2001. Minimum future rental payments under this non-cancellable lease as of December 31, 1999 are as follows:

                   2000                            $ 27,900
                   2001                               2,325
                                                   --------

                                                   $ 30,225
                                                   ========

         Rent expense for the years ended December 31, 1999 and 1998 was approximately $40,980 and $28,080, respectively.

         In connection with the purchase transaction, if DAC Arkansas' creditors were to institute litigation, the Company could be liable to certain of DAC Arkansas' unsecured creditors for up to approximately $119,000, representing the remaining outstanding liabilities of DAC Arkansas as of September 30, 1998. No accrual has been made for this contingency.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


10. Major Customers and Suppliers
    -----------------------------

         During the year ended December 31, 1999, the Company had aggregate sales to four customers that exceeded ten percent of total net sales. Sales to these individual customers were 26.4%, 20.9%, 11.2% and 11.1% of net sales. One customer accounted for 14.0% of the Company's sales during the year ended December 31, 1998.

         During the year ended December 31, 1999, the Company purchased 46% and 42%, respectively, of its products from two major suppliers. During the year ended December 31, 1998, the Company purchased 79% of its products from one major supplier. The Company is dependent upon these suppliers continuing in business and their ability to ship to the United States, but believes that they could replace these suppliers, if required to, at similar quality and terms.

11. Concentration of Credit Risk
    ----------------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers. It maintains allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company's customer base and its customer's financial resources.

12. Financial Information by Business Segment
    -----------------------------------------

         The Company operates in three primary business segments delineated by products. The three segments are security products, gun locks and non-security products (cup holders and plate holders). The accounting policies of the Company's segments are the same as those described in Note 2. Organization and Summary of Significant Accounting Policies. The Company's revenues are derived from sales in the United States and Germany. The Company's long-lived assets are located in the United States and China.

         Information concerning operations in these segments of business is as follows:

                                                    1999                1998
                                                -----------         -----------
          Revenues:
             Security products
                United States                   $   786,596         $ 1,201,957
                Germany                             240,025             277,851
             Gun-locks                              922,047             276,448
             Non-security products                  188,219             288,378
                                                   --------         -----------
            Total                               $ 2,136,887         $ 2,044,634
                                                ===========         ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


12. Financial Information by Business Segment (cont.)
    -----------------------------------------

                                                               1999                1998
                                                           -----------          ----------
          Net income:
             Security products
               United States                               $       589          $ (102,070)
               Germany                                             240             (23,601)
             Gun-locks                                          92,360              34,612
             Non-security products                              28,216              33,400
                                                           -----------          ----------
          Total                                            $   121,405          $  (57,659)
                                                           ===========          ==========

          Identifiable assets:
             Security products
               United States                                   586,298             542,308
               China                                           120,718             141,590
             Gun-locks
               United States                                   340,682              78,864
               China                                            45,897              33,230
             Non-security products                              72,806              66,901
             Corporate                                          44,659              74,402
                                                           -----------          ----------
          Total                                            $ 1,211,060          $  937,295
                                                           ===========          ==========

         Molds used to manufacture the Company's security products and gun locks are located in China (See Note 1).