Form 10KSB40/A
period 1999-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2000-04-25
CIK 1102750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                               Amendment No. 1
                                       to
                                   FORM 10-KSB

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

            State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 1, 2000, 5,024,500 shares of Common Stock are issued and outstanding.

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


                                                 TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS.......................................................................1

ITEM 1.  DESCRIPTION OF BUSINESS.................................................................1
                  History and Business Development...............................................1
                  Business Plan  ................................................................2
                  Products ......................................................................2
                  Manufacturing and Distribution.................................................5
                  Competition....................................................................6
                  Principal Suppliers and Manufacturers..........................................7
                  Customers......................................................................9
                  Intellectual Property..........................................................9
                  Governmental Regulations......................................................10
                  Research and Development......................................................11
                  Environmental Laws............................................................11
                  Employees.....................................................................11
                  Reports to Security Holders...................................................11

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

         Between July 1998 and April 1999, we sold an aggregate of 5,024,500 shares of our Common Stock to approximately 30 accredited or otherwise sophisticated investors with whom we had pre-existing relationships and who had access to relevant information concerning the Company in a series of transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). We received gross proceeds of approximately $234,400 from these transactions. The funds have been used to fund our business plan and we anticipate needing additional capital to complete the plan.

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

         With the exception of Uni Skit Technologies, Inc., we have no contractual relationship with our manufacturers. For the past two years Uni Skit and Uni Tat have supplied approximately 80% of our products. We believe our relationships with our suppliers and manufacturers is satisfactory, however should any of them cease providing for us, we believe they can be replaced within 30 days, without difficulty and at competitive cost.

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

         In its continuing efforts to provide low cost, quality products, the Company has begun to solicit proposals from other manufacturers. To that end, the Company, in March, 2000, entered into an Agreement with a new manufacturer, Nimax Los Angeles Corporation, to produce certain of its gun-lock products. Price quotes have been obtained from the new manufacturer which, if realized, could result in substantial savings for the Company. The Company thus far has funded $13,010 for mold costs to this new manufacturer. We are revising our prior 10KSB filing regarding Nimax, becuase we may have left the impression that we have engaged Nimax as a manufacturer. No firm determination will be made to employ Nimax until we have received, reviewed and tested their production samples and have had the opportunity to evaluate other potential manufacturers. If the quality and prices are as stated and Nimax is competitively the best choice, the Company expects to begin production with them in June or July, 2000.

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

         In April, 2000 we received a Walgreens purchase order for Steel Trigger Locks. We are advised by Walgreens that it intends to distribute this product among all 3000 of its stores.

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

         In April 1999, pursuant to a private placement, we sold 199,500 shares of our common stock for $39,900 or $0.20 per share to 3 investors who were either accredited or otherwise sophisticated and with whom we had a pre-existing relationship and who had access to all material information. The transaction was exempt under and Rule 504 of Regulation D of the Securities Act.

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

         Current maturities of long-term debt increase $80,461, from $88,191 at December 31, 1998 to $168,652 at December 31, 1999. This increase was due primarily to the classification of the Company's bank loan, which matured February 14, 2000. At December 31, 1998, most of the loan balance of $230,029 was classified as a long-term debt, whereas all of the balance of $155,492 at December 31, 1999 was classified as short-term debt.

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

         Interest expense was $82,255 for the year ended December 31, 1999 as compared to $137,604 for the year ended December 31, 1998, a decrease of $55,349. This decrease was a result of the contribution by Company shareholders of $349,067 of debt to the capital of the Company on September 30, 1998.

         Net income for the year ended December 31, 1999 was $121,405 as compared to a net loss of $57,659 for the year ended December 31, 1998, an increase of $179,064. This increase was a result of the increase in sales and decreases in operating expenses and interest expense as described above.

         Net income for security products was $829 for the year ended December 31, 1999 as compared to a net loss of $125,671 for the year ended December 31, 1998, an increase of $126,500. This increase was realized despite the $453,187 decrease in sales revenues for security products. The Company allocates operating expenses to the various business segments based on sales revenues. Because of the decrease in sales revenues for security products and the increase in sales revenues for gun locks, a much smaller percentage of operating expenses have been allocated to security products for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

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


ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages 33 through 47 following.


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

              o On September 30, 1998, Gerald Hannahs and Dan Lasater, our principal shareholders, contributed $349,067 of notes payable and accrued interest to the capital of the DAC Arkansas. Consulting fees of $52,000 and $61,500 for the years ended December 31, 1999 and December 31, 1998, respectively, are payments to Telephone Connections Network, Inc., a Company consultant, for rendering the consulting services to DAC Arkansas and the Company. These fees were paid primarily to David Collins, our president, who was employed by Telephone Connections, Inc., and its only experienced personnel. Taken along with his salary, in the opinion of management, the services rendered for this compensation was at least as favorable to the Company as that which could have been obtained from unrelated parties.

(c)  Contractual Relationships

         We and our predecessor have two major suppliers in China-Uni Skit Technologies, Inc. and Uni Tat International, Inc.- from whom we purchase, on average more than 80% of our products. On December 23, 1998, Uni Skit, one of our major manufacturers and suppliers, agreed to convert $251,936 of its debt to 165,000 of our common shares. The transaction was made in reliance on Section 4(2) of the Securities Act, as the purchaser was sophisticated, has full access to all material information and took the shares for investment purposes. As of December 31, 1999, we owe this supplier $52,582. In 1997, we contracted with Uni Skit to share ownership rights, research and development costs with respect to all parties developed on a joint basis. Uni Skit also has the exclusive right of manufacturing certain products providing it can handle our requirements. The contract also gives us the exclusive right to market and sell our joint products in North and South America, and gives Uni Skit the same exclusive rights in the Pacific Rim. The parties have non-exclusive rights to market and sell in other parts of the world. Our contract with Uni Skit was negotiated arms-length, and at the time, Uni Skit was an unrelated party.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are incorporated by reference from the Registrant's Form 10-SB filed with the Securities and Exchange Commission (the "Commission") file #000-29211, on January 28, 2000.

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

23.1             Consent of Moore, Stephens & Frost, CPA's
23.2             Consent of Sweeney, Gates & Co.
27               Financial Data Schedule



                                    PART F/S

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DAC Technologies Group International, Inc.

                                     By:   David A. Collins
                                     ----------------------
                                           President
                                     Date: April 24, 2000

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                           December 31, 1999 and 1998

                              Financial Statements

                                      With

                          Independent Auditor's Report

                               TABLE OF CONTENTS




Independent Auditor's Report.......................................F-1

Independent Certified Public Accountant's Report...................F-2

Balance Sheets.....................................................F-3

Statements of Operations...........................................F-5

Statements of Stockholders' Equity.................................F-6

Statements of Cash Flows...........................................F-7

Notes to Financial Statements......................................F-8

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



                                                    /s/ Moore, Stephens & Frost
                                                    Certified Public Accountants

Little Rock, Arkansas
February 4, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Director and Stockholders of DAC Technologies Group International, Inc.
And Dac Technologies of Arkansas, Inc.


We have audited the accompanying balance sheet of DAC Technologies Group International, Inc., as of December 31, 1998 and the related combined statements of operations, stockholders' equity and cash flows of DAC Technologies Group International, Inc. and DAC Technologies of Arkansas, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements of, referred to above present fairly, in all material respects, the financial position DAC Technologies Group International, Inc. as of December 31, 1998 and the results of operations and cash flows of DAC Technologies Group International, Inc., and DAC Technologies of Arkansas, Inc. for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                  SWEENEY, GATES & CO.


Fort Lauderdale, Florida
September 30, 1999

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