Form 10QSB
period 2000-03-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2000-05-19
CIK 1102750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT
                 For the transition period from ______ to ______

                        Commission File Number 000-29211

                   DAC Technologies Group International, Inc.
                 (Name of Small Business Issuer in its charter)


         Florida                                             65-0847852
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

3200 N. Ocean Blvd., Suite 1006,  Ft. Lauderdale, FL                33308
----------------------------------------------------                -----
(Address of principal executive offices)                         (Zip Code)

                                 (954) 375-0119
                           (Issuer's telephone number)

         Check whether the Issuer (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        (1) Yes [x] No [ ]                     (2) Yes [ ] No [x]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of May 15, 2000, 5,099,500 shares of Common Stock are issued and outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [x]

                                TABLE OF CONTENTS

PART I...................................................................................................3

ITEM 1. FINANCIAL STATEMENTS.............................................................................3

PART F/S ................................................................................................8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         PLAN OF OPERATION...............................................................................9
                  Background.............................................................................9
                  Financial Condition and Results of Operations..........................................11
                  Liquidity and Capital Resources........................................................11
                  Trends.................................................................................11

PART II  ................................................................................................11

ITEM 1. LEGAL PROCEEDINGS................................................................................11

ITEM 2. CHANGES IN SECURITIES............................................................................11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................................12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................12

ITEM 5. OTHER INFORMATION................................................................................12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................12

SIGNATURES...............................................................................................13

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages 4 through 7 following.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                 Balance Sheet

                                 March 31, 2000
                                   Unaudited


                                     Assets
                                     ------

Current assets
       Cash                                                                                           $     8,643
       Accounts receivable, less allowance for doubtful
       accounts of $19,649                                                                                508,826
       Inventories                                                                                        363,180
       Prepaid expenses                                                                                    56,632
                                                                                                      -----------
Total current assets                                                                                      937,281
                                                                                                      -----------

Property and equipment
       Furniture and fixtures                                                                             100,805
       Molds, dies, and artwork                                                                           349,947
       Vehicles                                                                                            34,709
                                                                                                      -----------
                                                                                                          485,461
       Accumulated depreciation                                                                          (186,211)
                                                                                                      -----------
Net property and equipment                                                                                299,250
                                                                                                      -----------

Other assets
       Patents and trademarks, net of
       accumulated amortization of $3,013                                                                  32,031
       Other                                                                                                5,700
                                                                                                      -----------
Total other assets                                                                                         37,731
                                                                                                      -----------

Total assets                                                                                          $ 1,274,262
                                                                                                      ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                 Balance Sheet

                                 March 31, 2000
                                   Unaudited


                      Liabilities and Stockholders' equity
                      ------------------------------------

Current liabilities
       Due to factor                                                                       $   333,435
       Accounts payable-trade                                                                   82,670
       Accounts payable-related parties                                                         32,034
       Accrued payroll tax withholdings                                                         92,974
       Accrued expenses-other                                                                   31,233
       Current maturities of long-term debt                                                    161,169
                                                                                           -----------
Total current liabilities                                                                      733,515
                                                                                           -----------

Long-term debt, less current maturities                                                         24,645
                                                                                           -----------


Stockholders' equity
       Common stock, $.001 par value; authorized
       10,000,000 shares; issued and outstanding
       5,099,500 shares                                                                          5,098
       Additional paid-in capital                                                              708,746
       Retained earnings (deficit)                                                            (197,742)
                                                                                           -----------
Total stockholders' equity                                                                     516,102
                                                                                           -----------

Total liabilities and stockholders' equity                                                 $ 1,274,262
                                                                                           ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Operations

               For the Three Months Ended March 31, 2000 and 1999
                                   Unaudited


                                                                                                  March 31,              March 31,
                                                                                                   2,000                   1,999
                                                                                                   -----                   -----
Net sales                                                                                       $   581,378             $   442,496

Cost of sales                                                                                       342,295                 260,524
                                                                                                -----------             -----------

Gross profit                                                                                        239,083                 181,972
                                                                                                -----------             -----------

Operating expenses
       Selling                                                                                       30,718                  44,152
       General and administrative                                                                   146,450                 131,889
                                                                                                -----------             -----------
Total operating expenses                                                                            177,168                 176,041
                                                                                                -----------             -----------

Income from operations                                                                               61,915                   5,931
                                                                                                -----------             -----------

Other income (expense)
       Interest expense                                                                             (23,061)                (17,491)
                                                                                                -----------             -----------

Income (loss) before income tax expense                                                              38,854                 (11,560)

Provision for income taxes                                                                               --                      --
                                                                                                -----------             -----------

Net income (loss)                                                                               $    38,854             ($   11,560)
                                                                                                ===========             ===========


Numerator - net income (loss)                                                                   $    38,854             ($   11,560)

Denominator - weighted average number of shares outstanding                                       5,036,728               4,825,000
                                                                                                -----------             -----------

Basic earnings (loss) per share                                                                 $      0.01             ($     0.00)
                                                                                                ===========             ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Cash flows

               For the Three Months Ended March 31, 2000 and 1999
                                   Unaudited


                                                                                                    March 31,             March 31,
                                                                                                     2,000                 1,999
                                                                                                     -----                 -----
Cash flows from operating activities
         Net income (loss)                                                                         $  38,854              ($ 11,560)
         Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
                Depreciation                                                                          12,430                  9,550
                Amortization                                                                             485                    450
                Changes in assets and liabilities
                       Accounts receivable                                                           (55,442)              (109,408)
                       Inventories                                                                    20,259                 49,709
                       Prepaid expenses                                                              (32,107)               (11,503)
                       Other assets                                                                       --                 (3,005)
                       Accounts payable - trade                                                      (45,450)               (50,280)
                       Accounts payable - related party                                              (20,549)                (5,696)
                       Accrued payroll tax withholdings                                               16,826                 (7,926)
                       Accrued expenses other                                                          4,133                (12,224)
                                                                                                   ---------              ---------
Net cash provided by (used in) operating activities                                                  (99,415)              (140,333)
                                                                                                   ---------              ---------

Cash flows from investing activities
         Purchases of property and equipment                                                         (14,618)                (1,958)
                                                                                                   ---------              ---------
Net cash provided by (used) in investing activities                                                  (14,618)                (1,958)
                                                                                                   ---------              ---------

Cash flows from financing activities
         Increase (decrease) in due to factor                                                         34,726                 73,406
         Proceeds on long-term debt                                                                       --                 50,000
         Payments on long-term debt                                                                  (42,970)                    --
         Proceeds from issuance of common stock                                                       75,000                     --
         Payments on stock subscription receivable                                                     2,632                     --
                                                                                                   ---------              ---------
Net cash provided by (used in) financing activities                                                   69,388                123,406
                                                                                                   ---------              ---------


Increase (decrease) in cash                                                                           (5,791)               (30,445)

Cash - beginning of period                                                                            14,434                 68,042
                                                                                                   ---------              ---------

Cash - end of period                                                                               $   8,643              $  37,597
                                                                                                   =========              =========

                                    PART F/S


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS

o         Nature of Business
          ------------------

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

o        Organization and Summary of Significant Accounting Policies
         -----------------------------------------------------------

         o                 Organization and basis of presentation - The
                  Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.

         o Unaudited interim financial statements - The accompanying financial statements of the Company for the three months ended March 31, 2000 and 1999 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 1999 audited financial statements included in the Company's Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

o        Equity Transactions
         -------------------

                  On March 17, 2000, pursuant to a private placement offering, the Company raised $75,000 and issued 75,000 shares of common stock, primarily to business associates of existing shareholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

(a)      Background
         We were incorporated as a Florida corporation in July 1998, under the name DAC Technologies of America, Inc. for the purpose of succeeding to the interest of DAC Technologies of America, Inc. an Arkansas corporation ("DAC Arkansas"). DAC Arkansas was formed in 1993, and sold its first product, the Body Alarm, a small, beeper sized, 130 decibel, electronic personal security alarm, for under $10. In 1994, we brought to market our patented Key Alert, a 110 decibel hand held alarm with key chain and built-in flashlight. Other products followed over the next few years, including the patented SWAT Steering Wheel Alarm, SWAT II Talking Car Alarm, and the patented Clampit Cupholder and Plateholder.

         In 1994, we developed our patented Trigger Lock, an inexpensive, plastic trigger lock for handguns. Recognizing the public's and government's concern for gun safety, we have developed a new metal Trigger Lock, a steel Gun Lock, and a Lever Hammer Lock for lever action rifles. All of these gun safety devices are currently carried by Wal Mart and K Mart. We have devoted a significant amount of time and effort the past year in establishing ourselves in the area of gun safety.

o        Develop a National Sales Force
         We have in the past utilized national and regional manufacturing sales representatives, with varied success. We believe use of such sales representatives is a cost- effective method of reaching mid-sized and regional retail outlets as well as national distributors. To properly monitor and motivate these sales representatives, we intend to hire a national sales manager.

o        Develop New Products
         Our success has been due, in part, to our ability to continue developing new consumer products. We currently offer over thirty products in personal, home and automotive security, gun safety, and non-security products such as our patented Clampit Cupholder and Plateholder. In addition to the Metal Trigger Lock, we have also recently completed development of a leather horizontal cell phone case. This new product is now available. We believe that with our relationships with major retailers such as Wal Mart, K Mart, and Walgreens, and the capabilities of our manufacturers, we can continue to identify consumer products that we can produce that are of high quality and competitively priced.

o        Internet
         We have not yet ventured into what we see as the ever-expanding opportunities available through the Internet. There are some distributors and retail chains that offer our products through their own Web sites. In anticipation of making use of the Internet to market our products, we have acquired the rights to several Internet domain names such as "trigger-lock.com" and "gun-lock.net. We intend to pursue the Internet potential early in 2000.

o        Direct Mailings
         We have had success in identifying specific target groups and utilizing mass mailings and faxing. Sales of our Patient Alert, used by nursing homes and hospitals to alert staff when confined patients attempt to get out of their bed or wheelchair, has been developed and continues to increase as a result of this type of advertisement. We have begun similar efforts to leading gun manufacturers and distributors with regards to our gun safety locks. We intend to continue to use direct mailings whenever specific target groups can be identified as potential purchasers of any of our products.

o        Expansion/Upgrade of Accounting and Management Systems
         Current accounting and management systems have been satisfactory in maintaining accurate accounting data and in aiding management decisions. With anticipated growth in sales and products, it will be necessary to upgrade these systems to insure accurate data and to properly control costs, manage inventory, track cash flows, as well as provide timely information required for quarterly SEC filings.

(b)      Financial Condition and Results of Operations.

         The Company had working capital of $202,950 at March 31 2000, as compared to a working capital deficit of $121,373 at March 31, 1999. This increase in working capital of $324,323 was due, primarily, to an increase in accounts receivable and inventories.

         Net income for the three months ended March 31, 2000, wa $38,854 as compared to a net loss of $11,560 for the three months ended March 31, 1999. This increase in net income of $50,414 was due to an increase in sales of $138,882. This increase in sales was due to sales of the Company's new metal trigger lock, which was not available for sale until late in the fourth quarter of 1999.

(c)      Liquidity and Capital Resources

        Our primary source of cash is funds from our operations. We believe that external sources of liquidity could easily be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending March 31, 2000, we owed our factor approximately $333,435.

(d)      Trends

         The recent flurry of publicity involving firearms has caused gun safety to become a prominent issue nationally. Gun violence, especially in schools has prompted the President, as well as national and state legislators, to debate legislation requiring gun safety locks on all firearms. Threatened litigation against gun manufacturers has caused them to seriously consider placing gun safety locks on the guns they manufacture. We believe sales revenues in this area will grow significantly. Sales of our gun safety products for the first quarter of 2000 totaled $317,824 as compared to $113,185 for the first quarter of 1999.

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         On March 17, 2000, pursuant to a private placement offering, the Company sold 75,000 shares of common stock for $75,000. The Company relied upon the exemption provided by Section.4(2) of the Securities Act, for "transactions by an issuer not involving any public offering." The proceeds of the offering are to be used for working capital. The shares were sold to the following persons:

       Name of Shareholder            Shares Purchased      Purchase Price
       -------------------            ----------------      --------------
       Warren Overton                 25,000                $25,000
       Dennis Young                    5,000                $ 5,000
       Orin Whited                    10,000                $10,000
       Joseph Safina                  25,000                $25,000
       Scott Kanadle                  10,000                $10,000


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8 -K


         The following documents are incorporated by reference from Registrant's Form 10SB filed with the Securities and Exchange Commission (the " Commission"), File No. 000-29211, on January 28, 2000:

          Exhibits
          --------
          2        Acquisition Agreement
          3(i)     Articles of Incorporation
          3(ii)    By-laws

          The following documents are filed herewith:

          Exhibits
          --------
          23       Consent of Allan M. Lerner, P.A.
          27       Financial Data Schedule

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

         DAC Technologies Group International, Inc.

         By: /s/ David A. Collins
             ------------------------
             David A. Collins, President


Date:  May 17, 2000