Form 10QSB
period 2000-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2000-08-08
CIK 1102750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

            3200 N. Ocean Blvd., Suite 1006, Ft. Lauderdale, FL 33308
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

        (1) Yes [x] No [ ]                    (2) Yes [ ] No [x]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of August 4, 2000, 5,137,000 shares of Common Stock are issued and outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [x]

                                TABLE OF CONTENTS

PART I...................................................................................................3

ITEM 1. FINANCIAL STATEMENTS.............................................................................3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         PLAN OF OPERATION...............................................................................12
                  Background.............................................................................12
                  Financial Condition and Results of Operations..........................................13
                  Liquidity and Capital Resources........................................................13
                  Trends.................................................................................13

PART II  ................................................................................................14

ITEM 1. LEGAL PROCEEDINGS................................................................................14

ITEM 2. CHANGES IN SECURITIES............................................................................14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................................14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................14

ITEM 5. OTHER INFORMATION................................................................................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................14

SIGNATURES...............................................................................................15

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                  Balance Sheet

                                  June 30, 2000

                                    Unaudited

                          Assets
                          ------

Current assets
       Cash                                                         $    31,350
       Accounts receivable, less allowance for doubtful
         accounts of $19,649                                            583,251
       Inventories                                                      423,546
       Prepaid expenses                                                  98,738
                                                                    -----------
Total current assets                                                  1,136,885
                                                                    -----------

Property and equipment
       Furniture and fixtures                                           104,102
       Molds, dies, and artwork                                         352,673
       Vehicles                                                          34,709
                                                                    -----------
                                                                        491,484
       Accumulated depreciation                                        (199,364)
                                                                    -----------
Net property and equipment                                              292,120
                                                                    -----------

Other assets
       Patents and trademarks, net of
       accumulated amortization of $3,498                                31,547
       Other                                                             10,411
                                                                    -----------
Total other assets                                                       41,958
                                                                    -----------

Total assets                                                        $ 1,470,963
                                                                    ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                  Balance Sheet

                                  June 30, 2000
                                    Unaudited


                       Liabilities and Stockholders' equity
                       ------------------------------------

Current liabilities
       Due to factor                                                $   437,251
       Accounts payable-trade                                           108,725
       Accounts payable-related parties                                  33,214
       Accrued payroll tax withholdings                                 114,750
       Accrued expenses-other                                            24,209
       Current maturities of long-term debt                             143,149
                                                                    -----------
Total current liabilities                                               861,298
                                                                    -----------

Long-term debt, less current maturities                                  21,799
                                                                    -----------


Stockholders' equity
       Common stock, $.001 par value; authorized
         10,000,000 shares; issued and outstanding
         5,137,000 shares                                                 5,137
       Additional paid-in capital                                       721,082
       Retained earnings (deficit)                                     (138,353)
                                                                    -----------
Total stockholders' equity                                              587,866
                                                                    -----------

Total liabilities and stockholders' equity                          $ 1,470,963
                                                                    ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Operations

                 For the Six Months Ended June 30, 2000 and 1999
                                    Unaudited


                                                       June 30,       June 30,
                                                        2000            1999
                                                        ----            ----

Net sales                                           $ 1,226,608    $ 1,013,190

Cost of sales                                           708,060        591,933
                                                    -----------    -----------

Gross profit                                            518,548        421,257
                                                    -----------    -----------

Operating expenses
       Selling                                           69,967         83,818
       General and administrative                       305,304        255,784
                                                    -----------    -----------
Total operating expenses                                375,271        339,602
                                                    -----------    -----------

Income from operations                                  143,277         81,655
                                                    -----------    -----------

Other income (expense)
       Interest expense                                 (45,035)       (40,640)
                                                    -----------    -----------

Income (loss) before income tax expense                  98,242         41,015

Provision for income taxes                                   --             --
                                                    -----------    -----------

Net income (loss)                                   $    98,242    $    41,015
                                                    ===========    ===========


Numerator - net income (loss)                       $    98,242    $    41,015

Denominator - weighted average number
    of shares outstanding                             5,080,750      4,919,790
                                                    -----------    -----------

Basic earnings (loss) per share                     $      0.02    $      0.01
                                                    ===========    ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Cash Flows

                 For the Six Months Ended June 30, 2000 and 1999
                                    Unaudited


                                                                                       June 30,              June 30,
                                                                                         2000                  1999
                                                                                         ----                  ----
Cash flows from operating activities
       Net income (loss)                                                             $  98,242              $  41,015
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Depreciation                                                               25,583                 19,100
             Amortization                                                                  970                    900
             Changes in assets and liabilities
                   Accounts receivable                                                (129,867)              (144,740)
                   Inventories                                                         (40,107)               (13,316)
                   Prepaid expenses                                                    (74,213)               (22,407)
                   Other assets                                                         (4,711)                (3,005)
                   Accounts payable - trade                                            (19,395)               (22,691)
                   Accounts payable - related party                                    (19,368)               (48,296)
                   Accrued payroll tax withholdings                                     38,602                  6,910
                   Accrued expenses other                                               (2,891)               (13,448)
                                                                                     ---------              ---------
Net cash provided by (used in) operating activities                                   (225,397)              (240,993)
                                                                                     ---------              ---------

Cash flows from investing activities
       Purchases of property and equipment                                             (20,641)                (1,958)
       Purchases of patents and trademarks                                                  --                 (2,150)
                                                                                     ---------              ---------
Net cash provided by (used) in investing activities                                    (20,641)                (4,108)
                                                                                     ---------              ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                                            138,542                 75,931
       Proceeds on long-term debt                                                                              50,000
       Payments on long-term debt                                                      (63,837)               (13,003)
       Proceeds from issuance of common stock                                           87,375                 39,900
       Payments on stock subscriptions receivable                                        2,632                     --
                                                                                     ---------              ---------
Net cash provided by (used in) financing activities                                    164,712                152,828
                                                                                     ---------              ---------

Increase (decrease) in cash                                                             16,916                (51,258)

Cash - beginning of period                                                              14,434                 68,042
                                                                                     ---------              ---------

Cash - end of period                                                                 $  31,350              $  16,784
                                                                                     =========              =========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Operations

                For the Three Months Ended June 30, 2000 and 1999
                                    Unaudited


                                                       June 30,        June 30,
                                                        2000            1999
                                                        ----            ----

Net sales                                            $   645,230    $   570,694

Cost of sales                                            365,765        331,409
                                                     -----------    -----------

Gross profit                                             279,465        239,285
                                                     -----------    -----------

Operating expenses
       Selling                                            39,249         39,666
       General and administrative                        158,854        123,895
                                                     -----------    -----------
Total operating expenses                                 198,103        163,561
                                                     -----------    -----------

Income from operations                                    81,362         75,724
                                                     -----------    -----------

Other income (expense)
       Interest expense                                  (21,974)       (23,149)
                                                     -----------    -----------

Income (loss) before income tax expense                   59,388         52,575

Provision for income taxes                                    --             --

Net income (loss)                                    $    59,388    $    52,575
                                                     ===========    ===========



Numerator - net income (loss)                        $    59,388    $    52,575

Denominator - weighted average number of
       shares outstanding                              5,124,640      5,013,540

Basic earnings (loss) per share                      $      0.01    $      0.01
                                                     ===========    ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Cash flows

                For the Three Months Ended June 30, 2000 and 1999
                                    Unaudited


                                                                                          June 30,               June 30,
                                                                                            2000                   1999
                                                                                            ----                   ----
Cash flows from operating activities
       Net income (loss)                                                                $  59,388              $  52,575
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Depreciation                                                                  13,153                  9,550
             Amortization                                                                     485                    450
             Changes in assets and liabilities
                   Accounts receivable                                                    (74,425)               (35,332)
                   Inventories                                                            (60,366)               (63,025)
                   Prepaid expenses                                                       (42,106)               (10,904)
                   Other assets                                                            (4,711)                    --
                   Accounts payable - trade                                                26,055                 27,589
                   Accounts payable - related party                                         1,180                (42,600)
                   Accrued payroll tax withholdings                                        21,776                 14,836
                   Accrued expenses other                                                  (7,024)                (1,224)
                                                                                        ---------              ---------
Net cash provided by (used in) operating activities                                      (125,983)              (100,660)
                                                                                        ---------              ---------

Cash flows from investing activities
       Purchases of property and equipment                                                 (6,023)                    --
       Purchases of patents and trademarks                                                     --                 (2,150)
                                                                                        ---------              ---------
Net cash provided by (used) in investing activities                                        (6,023)                (2,150)
                                                                                        ---------              ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                                               103,816                  2,525
       Payments on long-term debt                                                         (20,866)               (13,003)
       Proceeds from issuance of common stock                                              12,375                 39,900
                                                                                        ---------              ---------
Net cash provided by (used in) financing activities                                        95,325                 29,422
                                                                                        ---------              ---------


Increase (decrease) in cash                                                                22,707                (20,813)

Cash - beginning of period                                                                  8,643                 37,597
                                                                                        ---------              ---------

Cash - end of period                                                                    $  31,350              $  16,784
                                                                                        =========              =========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS

1.       Nature of Business

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

         b. Unaudited interim financial statements - The accompanying financial statements of the Company for the six months ended June 30, 2000 and 1999 and for the three months ended June 30, 2000 and 1999 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 1999 audited financial statements included in the Company's Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

3.       Equity Transactions

                   On March 17, 2000, pursuant to a private placement offering, the Company raised $75,000 and issued 75,000 shares of common stock, primarily to business associates of existing shareholders.

                  On May 1, 2000, the Company issued 37,500 shares of common stock for consulting services to be rendered in connection with a consulting agreement entered into on that date with Mr. Jim Pledger.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                    CONTINUED



4.       Long-Term Debt

                  On July 21, 2000, the Company refinanced its bank loan in the principal amount of $145,473.28. The new note is for a term of five years, with an initial floating interest rate of 9.50%. The note is secured by inventory and personal guarantees.

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

         In 1994, we developed our patented Trigger Lock, an inexpensive, plastic trigger lock for handguns. Recognizing the public's and government's concern for gun safety, we have developed a new metal Trigger Lock, a steel Gun Lock, a Lever Hammer Lock for lever action rifles, and a cable lock. The new metal trigger locks are currently carried by Wal Mart and K Mart. We have devoted a significant amount of time and effort the past year in establishing ourselves in the area of gun safety.

         These efforts have included targeting law enforcement agencies and community service and civic groups as gun safety customers. This effort has resulted in the sales of gun locks to over thirty new law enforcement agencies and civic groups such as the Rotary Club.

         On May 1, 2000, the Company entered into a consulting agreement with Jim Pledger. Mr. Pledger is the former National Sales Manager for Glock, Inc., one of the leading gun manufacturers, and is also a former senior executive for the Federal Bureau of Investigation. The Company believes Mr. Pledger's expertise, experience and contacts in the gun safety industry will be invaluable in enabling the Company to develop a strong presence in the gun safety market.

Additional developments include:

         Internet - The Company's website, www.dactec.com, is now operational. This website provides information about the Company and its products, as well as investor and stock information. Negotiations are currently underway with several servers to provide e-commerce capabilities to our website.

         The Company continues its efforts to develop new and innovative consumer products. Development of a new fingerprint and combination safe for handguns is underway. The Company is working to acquire two new patented gun locks for semi-automatic handguns that can be used on loaded guns. Also, marketing efforts have been stepped up for the Company's leather, horizontal cell phone cases.

         On June 19, 2000, the Company's common stock began trading on the NASDAQ OTC Bulletin Board under the trading symbol "daat".

(b)      Financial Condition and Results of Operations.

         The Company had working capital of $275,587 at June 30, 2000, as compared to working capital of $124,472 at December 31, 1999. This increase in working capital of $151,115 was due, primarily, to an increase in accounts receivable.

         Net income for the six months ended June 30, 2000 was $98,242, as compared to $41,015 for the same period in the prior year. This increase of $57,227, representing a 140% increase, was due primarily to an increase in net sales of $213,418 (a 21% increase over prior year).

         Net income for the three months ended June 30, 2000 was $59,388, as compared to $52,575 for the same period in the prior year. This increase of $6,813 (a 13% increase), was due primarily to an increase in sales of $74,536 (a 13% increase).

         Operating expenses for both the six month and three month periods ending June 30, 2000 increased over the same period of the preceding year. For the six month period, the increase was $35,669 and for the three month period was $34,542. These increases are due primarily to additional accounting, legal and filing costs relating to the filing of the Company's Forms 10SBA, 10KSB and 10QSB with the Securities and Exchange Commission. Total expenses for these items were $35,344 for the six month period and $26,395 for the three month period ending June 30, 2000.

(c)      Liquidity and Capital Resources

        Our primary source of cash is funds from our operations. We believe that external sources of liquidity could easily be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending June 30, 2000, we owed our factor approximately $437,251.

        On July 21, 2000, the Company refinanced its bank loan in the principal amount of $145,473.28. The new note is for a five year term with an initial floating interest rate of 9.50%.

(d)      Trends

         The recent flurry of publicity involving firearms has caused gun safety to become a prominent issue nationally. Gun violence, especially in schools has prompted the President, as well as national and state legislators, to debate legislation requiring gun safety locks on all firearms. Threatened litigation against gun manufacturers has caused them to seriously consider placing gun safety locks on the guns they manufacture. We continue to believe sales revenues in this area will grow significantly. Sales of our gun safety products for the first six months of 2000 totaled $693,440 as compared to $324,996 for the first six months of 1999.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         On May 1, 2000, pursuant to a consulting agreement entered into by the Company with Jim Pledger, the Company issued 37,500 shares of common stock as consideration for Mr. Pledger's services under the terms of the agreement. More detailed information concerning this transaction is available in the Form S-8 filed with the Securities and exchange Commission, which is incorporated herein by reference.

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

 By: /s/ David A. Collins
    ----------------------
     David A. Collins, President


Date:  August 8, 2000