Form 10QSB
period 2000-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2000-11-14
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

            3200 N. OCEAN BLVD., SUITE 1006, FT. LAUDERDALE, FL 33308
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

        (1) Yes [x] No [ ]                    (2) Yes [ ] No [x]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of November 8, 2000, 5,143,000 shares of Common Stock are issued and outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [x]

                                TABLE OF CONTENTS

PART I.................................................................3

ITEM 1. FINANCIAL STATEMENTS...........................................3

PART F/S ..............................................................10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         PLAN OF OPERATION.............................................11
                  Background...........................................11
                  Financial Condition and Results of Operations........12
                  Liquidity and Capital Resources......................12
                  Trends...............................................12

PART II  .............................................................13

ITEM 1. LEGAL PROCEEDINGS.............................................13

ITEM 2. CHANGES IN SECURITIES.........................................13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........13

ITEM 5. OTHER INFORMATION.............................................13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................13

SIGNATURES............................................................14

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages 4 through 9 following.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2000
                                    Unaudited



                                     ASSETS

Current assets
       Cash                                                        $     5,139
       Accounts receivable, less allowance for doubtful
         accounts of $19,649                                           420,113
       Inventories                                                     391,021
       Prepaid expenses                                                110,553
                                                                   -----------
Total current assets                                                   926,826
                                                                   -----------

Property and equipment
       Furniture and fixtures                                          108,871
       Molds, dies, and artwork                                        355,173
       Vehicles                                                         34,709
                                                                   -----------
                                                                       498,753
       Accumulated depreciation                                       (212,879)
                                                                   -----------
Net property and equipment                                             285,874
                                                                   -----------

Other assets
       Patents and trademarks, net of
       accumulated amortization of $3,983                               31,062
       Other                                                            10,411
                                                                   -----------
Total other assets                                                      41,473
                                                                   -----------
Total assets                                                       $ 1,254,173
                                                                   ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2000
                                    Unaudited


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
       Due to factor                                          $   268,222
       Accounts payable-trade                                      66,581
       Accrued payroll tax withholdings                           114,431
       Accrued expenses-other                                      18,949
       Current maturities of long-term debt                        48,675
                                                              -----------
Total current liabilities                                         516,858
                                                              -----------

Long-term debt, less current maturities                           115,672
                                                              -----------


Stockholders' equity
       Common stock, $.001 par value; authorized
         10,000,000 shares; issued and outstanding
         5,143,000 shares                                           5,143
       Additional paid-in capital                                 722,876
       Retained earnings (deficit)                               (106,376)
                                                              -----------
Total stockholders' equity                                        621,643
                                                              -----------

Total liabilities and stockholders' equity                    $ 1,254,173
                                                              ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    Unaudited



                                                                  September 30,      September 30,
                                                                       2000               1999
                                                                  -------------      -------------
Net sales                                                          $ 1,726,523         $ 1,655,405

Cost of sales                                                          962,518             944,829
                                                                   -----------         -----------

Gross profit                                                           764,005             710,576
                                                                   -----------         -----------
Operating expenses
       Selling                                                         116,170             146,307
       General and administrative                                      453,719             388,106
                                                                   -----------         -----------
Total operating expenses                                               569,889             534,413
                                                                   -----------         -----------

Income from operations                                                 194,116             176,163
                                                                   -----------         -----------

Other income (expense)
       Interest expense                                                (63,898)            (61,543)
                                                                   -----------         -----------

Income (loss) before income tax expense                                130,218             114,620

Provision for income taxes                                                  --                  --
                                                                   -----------         -----------

Net income (loss)                                                  $   130,218         $   114,620
                                                                   ===========         ===========


Numerator - net income (loss)                                      $   130,218         $   114,620

Denominator - weighted average number of shares outstanding          5,101,934           4,954,602
                                                                   -----------         -----------

Basic earnings (loss) per share                                    $      0.03         $      0.02
                                                                   ===========         ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                    Unaudited


                                                                     Sept. 30,          Sept. 30,
                                                                       2000               1999
                                                                    ---------           ---------
Cash flows from operating activities
       Net income (loss)                                            $ 130,218           $ 114,620
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Depreciation                                              39,098              30,900
             Amortization                                               1,455               1,100
             Changes in assets and liabilities
                   Accounts receivable                                 33,271            (222,670)
                   Inventories                                         (7,582)             26,084
                   Prepaid expenses                                   (86,028)            (37,111)
                   Other assets                                        (4,711)             (6,204)
                   Accounts payable - trade                           (61,539)            (38,861)
                   Accounts payable - related party                   (52,582)            (69,435)
                   Accrued payroll tax withholdings                    38,284              18,108
                   Accrued expenses other                              (8,150)            (22,021)
                                                                    ---------           ---------
Net cash provided by (used in) operating activities                  (108,484)           (320,110)
                                                                    ---------           ---------

Cash flows from investing activities
       Purchases of property and equipment                            (27,910)             (4,458)
                                                                    ---------           ---------
Net cash provided by (used) in investing activities                   (27,910)             (4,458)
                                                                    ---------           ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                           (30,487)            142,146
       Proceeds on long-term debt                                      16,333
       Payments on long-term debt                                     (64,438)            (51,343)
       Proceeds from notes payable, related parties                         0               3,000
       Proceeds from sale of common stock                              89,174              39,900
       Payments on stock subscriptions receivable                       2,632                 999
                                                                    ---------           ---------
Net cash provided by (used in) financing activities                    (3,119)            151,035
                                                                    ---------           ---------

Increase (decrease) in cash                                            (9,295)            (58,913)

Cash - beginning of period                                             14,434              68,042
                                                                    ---------           ---------

Cash - end of period                                                $   5,139           $   9,129
                                                                    =========           =========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                    Unaudited

                                                                     September 30,       September 30,
                                                                        2000                  1999
                                                                     -------------       -------------
Net sales                                                            $   499,916           $   642,215

Cost of sales                                                            254,458               352,897
                                                                     -----------           -----------

Gross profit                                                             245,458               289,318
                                                                     -----------           -----------
Operating expenses
       Selling                                                            46,203                62,488
       General and administrative                                        148,415               132,322
                                                                     -----------           -----------
Total operating expenses                                                 194,618               194,810
                                                                     -----------           -----------

Income from operations                                                    50,840                94,508
                                                                     -----------           -----------

Other income (expense)
       Interest expense                                                  (18,863)              (20,903)
                                                                     -----------           -----------
Income (loss) before income tax expense                                   31,977                73,605

Provision for income taxes                                                    --                    --
                                                                     -----------           -----------
Net income (loss)                                                    $    31,977           $    73,605
                                                                     ===========           ===========

Numerator - net income (loss)                                        $    31,977           $    73,605

Denominator - weighted average number of shares outstanding            5,143,000             5,024,500
                                                                     -----------           -----------

Basic earnings (loss) per share                                      $      0.01           $      0.01
                                                                     ===========           ===========




                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                    Unaudited


                                                                     Sept. 30,          Sept. 30,
                                                                       2000               1999
                                                                    ---------           ---------
Cash flows from operating activities
       Net income (loss)                                            $  31,977           $  73,605
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Depreciation                                              13,515              11,900
             Amortization                                                 485               1,100
             Changes in assets and liabilities
                   Accounts receivable                                163,138             (77,930)
                   Inventories                                         32,525              39,400
                   Prepaid expenses                                   (11,815)            (15,754)
                   Other assets                                             0                  --
                   Accounts payable - trade                           (42,144)            (16,170)
                   Accounts payable - related party                   (33,214)            (21,138)
                   Accrued payroll tax withholdings                      (319)             11,198
                   Accrued expenses other                              (5,260)             (8,573)
                                                                    ---------           ---------
Net cash provided by (used in) operating activities                   116,911             (75,967)
                                                                    ---------           ---------

Cash flows from investing activities
       Purchases of property and equipment                             (7,269)             (3,500)
                                                                    ---------           ---------
Net cash provided by (used) in investing activities                    (7,269)             (3,500)
                                                                    ---------           ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                          (169,029)             66,215
       Payments on long-term debt                                        (601)            (69,007)
       Payments on stock subscriptions receivable                                             999
       Proceeds from issuance of common stock                           1,800                   0
                                                                    ---------           ---------
Net cash provided by (used in) financing activities                  (167,830)             (1,793)
                                                                    ---------           ---------

Increase (decrease) in cash                                           (26,211)             (7,655)

Cash - beginning of period                                             31,350              16,784
                                                                    ---------           ---------

Cash - end of period                                                $   5,139           $   9,129
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

         b. UNAUDITED INTERIM FINANCIAL STATEMENTS - The accompanying financial statements of the Company for the nine months ended September 30, 2000 and 1999 and for the three months ended September 30, 2000 and 1999 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 1999 audited financial statements included in the Company's Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

3.       LONG-TERM DEBT

                  On July 21, 2000, the Company refinanced its bank loan in the principal amount of $145,473.28. The new note is for a term of five years, with an initial floating interest rate of 9.50%. The note is secured by inventory and personal guarantees.

                  On October 30, 2000, the Company secured a $250,000 working capital line of credit with a local bank. Interest is due monthly at 9.75% on any advances made under the line of credit. Principal is due April 30, 2001.

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

         On September 15, 2000, Mr. Jim Pledger joined the Company as President and as a member of the Board of Directors. Mr. Pledger is the former National Sales Manager for Glock, Inc., one of the leading gun manufacturers, and is also a former senior executive for the Federal Bureau of Investigation. The Company believes Mr. Pledger's expertise, experience and contacts in the gun safety industry will be invaluable in enabling the Company to develop a strong presence in the gun safety market.

Additional developments include:

         Internet - The Company's website, WWW.DACTEC.COM, is now operational. This website provides information about the Company and its products, as well as investor and stock information. Negotiations are currently underway with several servers to provide e-commerce capabilities to our website.

         The Company continues its efforts to develop new and innovative consumer products. Development of several new handgun safes is continuing, with certain models in the final pre-production stage. These safes will combine high security storage capabilities with unique operating features which we believe will be very popular with consumers. Distributor and consumer interest is high for these items which we hope to begin shipping in the first and second quarters of 2001.

         The Company has also been in negotiations to acquire several new patented gun locks, and, on October 26, 2000, entered into an exclusive licensing agreement for one of these patents. Development of this locking device for semiautomatic pistols is in the final stages and this product is also slated for distribution in the first quarter of 2001. This unique lock has generated considerable interest among law enforcement and civilian customers and we believe this product will generate strong revenues.

During this quarter, the Company began to reposition itself away from some of its former suppliers and began relationships with other manufacturers and suppliers to increase the quality of the products and also increase gross margins. This is true for the electronics market as well as for gun locks. In addition, these new suppliers have potential to bring new products to market in a much quicker manner.

Additional costs have been incurred this quarter for development expenses of these new products and additional tooling and mold costs. Also, as a result of the repositioning of suppliers to the Company, some sales opportunities and purchase orders were deferred into future quarters to take advantage of the improvement in the quality of various products and the increased operating margins.

(b)      Financial Condition and Results of Operations.

         Net income for the nine months ended September 30, 2000 was $130,218, as compared to $114,620 for the same period in the prior year. This increase of $15,598 was due primarily to an increase in net sales of $71,118, offset by a decrease in operating expenses of $35,476.

         Net income for the three months ended September 30, 2000 was $31,977, as compared to $73,605 for the same period in the prior year. This decrease of $41,628, was due primarily to a decrease in sales due to deferral of certain sales opportunities and purchase orders into the fourth quarter of 2000 and first quarter of 2001, particularly in the Company's electronic safety devices. This deferral was made to take advantage of increased operating margins available from new suppliers now coming online. Sales decreased $142,299 for the same period in 1999 for the reasons previously stated. Gross profit margins increased from 45% to 49% as a result of the Company bringing new suppliers and manufacturers on line for its gun safety products at substantially reduced prices. The Company has just begun to realize a portion of these savings in the third quarter and will see increasing results in subsequent quarters.

         The improvement in the quality, features and operating margins for existing products, as well as the development and introduction of new products, will put the Company in a very strong competitive position in the marketplace. The Company continues to be responsive to increasing regulation of firearms and the emphasis being place on gun safety in communities nationwide. We are alert for opportunities to provide our products to eliminate or lessen gun violence and the unauthorized use of firearms by children and others.

(c)      Liquidity and Capital Resources

        Our primary source of cash is funds from our operations. We believe that external sources of liquidity could easily be obtained in the form of bank loans, letters of credit, etc. We maintain an accounts receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending September 30, 2000, we owed our factor approximately $268,222.

        On July 21, 2000, the Company refinanced its bank loan in the principal amount of $145,473.28. The new note is for a five year term with an initial floating interest rate of 9.50%.

        On October 30, 2000, the Company obtained a $250,000 line of credit with a local bank to help fund its working capital needs. Interest is due monthly at 9.75% on any advances made under the line of credit, with principal due April 30, 2001. As of November 8, 2000, the Company has obtained $70,000 from this line of credit.

(d)      Trends

         The recent flurry of publicity involving firearms has caused gun safety to become a prominent issue nationally. Gun violence, especially in schools has prompted the President, as well as national and state legislators, to debate legislation requiring gun safety locks on all firearms. Threatened litigation against gun manufacturers has caused them to seriously consider placing gun safety locks on the guns they manufacture. We continue to believe sales revenues in this area will grow significantly. Sales of our gun safety products for the first nine months of 2000 totaled $979,654 as compared to $662,512 for the first nine months of 1999.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

                  On August 15, 2000, the Company and its predecessor filed a lawsuit in The Circuit Court of Pulaski County, Arkansas against one of the Company's previous manufacturers. The lawsuit alleges breach of contract, most specifically in the amounts charged to the Company for the manufacture of its products. The complaint seeks rescinding of the transfer of 165,000 shares of the Company's stock to the Defendant and an amount in damages as yet to be determined.

ITEM 2. CHANGES IN SECURITIES

                  On June 5, 2000, the Company issued to Allan M. Lerner, P.A. 1,000 shares of restricted common stock as payment for services rendered to the Company. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

                  On June 5, 2000, the Company issued 5,000 shares of restricted common stock to Robert C. Goodwin as payment for services rendered to the Company. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

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

             David A. Collins, Chairman

Date:  November 14, 2000