Form 10QSB/A
period 2000-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2000-12-18
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSBA

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

                   DAC Technologies Group International, Inc.
                 (Name of Small Business Issuer in its charter

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

         (1) Yes [X] No [ ]                 (2) Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of June 30, 2000, 5,243,000 shares of Common Stock are issued and outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.........................................................................3
     ITEM 1. FINANCIAL STATEMENTS..............................................3
     SELECTED NOTES TO FINANCIAL STATEMENTS...................................13
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
           OPERATION..........................................................14
     Background...............................................................14
     Financial Condition and Results of Operations............................15

PART II.......................................................................17
           ITEM 1. LEGAL PROCEEDINGS..........................................17
           ITEM 2. CHANGES IN SECURITIES......................................17
           ITEM 3. DEFAULTS UPON SENIOR SECURITIES............................18
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS....................................................18
           ITEM 5. OTHER INFORMATION..........................................18
           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................18

SIGNATURES....................................................................19

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.


                                  Balance Sheet

                                  June 30, 2000

                                    Unaudited





                                     Assets


Current assets
         Cash                                                      $    31,350
         Accounts receivable, less allowance for doubtful
         accounts of $19,649                                           583,251
         Inventories                                                   423,546
         Prepaid expenses                                              118,738
                                                                   -----------
Total current assets                                                 1,156,885
                                                                   -----------
Property and equipment
         Furniture and fixtures                                        104,102
         Molds, dies, and artwork                                      352,673
         Vehicles                                                       34,709
                                                                   -----------
                                                                       491,484

         Accumulated depreciation                                     (199,364)
                                                                   -----------
Net property and equipment                                             292,120
                                                                   -----------
Other assets
         Patents and trademarks, net of
         accumulated amortization of $3,498                             31,547
         Other                                                          10,411
                                                                   -----------
Total other assets                                                      41,958
                                                                   -----------
Total assets                                                       $ 1,490,963
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
                                                                   -----------

Stockholders' equity

         Common stock, $.001 par value; authorized
         10,000,000 shares; issued and outstanding
         5,243,000 shares                                                5,243
         Additional paid-in capital                                    742,776
         Retained earnings (deficit)                                  (140,153)
                                                                   -----------
Total stockholders' equity                                             607,866
                                                                   -----------

Total liabilities and stockholders' equity                         $ 1,470,963
                                                                   ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Operations
                 For the Six Months Ended June 30, 2000 and 1999
                                    Unaudited


                                                June 30,            June 30,
                                                  2000                1999
                                               -----------         -----------
Net sales                                      $ 1,226,608         $ 1,013,190

Cost of sales                                      708,060             591,933
                                               -----------         -----------

Gross profit                                       518,548             421,257
                                               -----------         -----------

Operating expenses

         Selling                                    69,967              83,818
         General and administrative                307,104             255,784
                                               -----------         -----------
Total operating expenses                           377,071             339,602
                                               -----------         -----------

Income from operations                             141,477              81,655
                                               -----------         -----------

Other income (expense)
         Interest expense                          (45,035)            (40,640)
                                               -----------         -----------

Income (loss) before income tax expense             96,442              41,015

Provision for income taxes                              --                  --
                                               -----------         -----------

Net income (loss)                              $    96,442         $    41,015
                                               ===========         ===========

Numerator - net income (loss)                  $    96,442         $    41,015

Denominator - weighted average number
         of shares outstanding                   5,082,637           4,919,790
                                               -----------         -----------

Basic earnings (loss) per share                $      0.02         $      0.01
                                               ===========         ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                            Statements of Cash Flows

                 For the Six Months Ended June 30, 2000 and 1999
                                    Unaudited


                                                                    June 30,         June 30,
                                                                      2000             1999
                                                                   ---------         ---------
Cash flows from operating activities
         Net income (loss)                                         $  96,442         $  41,015
         Adjustments to reconcile net income to
          net cash provided (used in) operating activities:
            Depreciation                                              25,583            19,100
            Amortization                                                 970               900
            Changes in assets and liabilities
                  Accounts receivable                               (129,867)         (144,740)
                  Inventories                                        (40,107)          (13,316)
                  Prepaid expenses                                   (94,213)          (22,407)
                  Other assets                                        (4,711)           (3,005)
                  Accounts payable - trade                           (19,395)          (22,691)
                  Accounts payable - related party                   (19,368)          (48,296)
                  Accrued payroll tax withholdings                    38,602             6,910
                  Accrued expenses other                              (2,891)          (13,448)
                                                                   ---------         ---------
Net cash provided by (used in) operating activities                 (245,397)         (240,993)
                                                                   ---------         ---------

Cash flows from investing activities
         Purchases of property and equipment                         (20,641)           (1,958)
         Purchases of patents and trademarks                              --            (2,150)
                                                                   ---------         ---------
Net cash provided by (used) in investing activities                  (20,641)           (4,108)
                                                                   ---------         ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                          138,542            75,931
       Proceeds on long-term debt                                                       50,000
       Payments on long-term debt                                    (63,837)          (13,003)
       Proceeds from issuance of common stock                        109,175            39,900
       Payments on stock subscriptions receivable                      2,632                --
                                                                   ---------         ---------
Net cash provided by (used in) financing activities                  186,512           152,828
                                                                   ---------         ---------

Increase (decrease) in cash                                           16,916           (51,258)

Cash - beginning of period                                            14,434            68,042
                                                                   ---------         ---------

Cash - end of period                                               $  31,350         $  16,784
                                                                   =========         =========



                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Operations

                For the Three Months Ended June 30, 2000 and 1999
                                    Unaudited


                                                  June 30,            June 30,
                                                    2000                1999
                                                -----------         -----------
Net sales                                       $   645,230         $   570,694

Cost of sales                                       365,765             331,409
                                                -----------         -----------

Gross profit                                        279,465             239,285
                                                -----------         -----------

Operating expenses

         Selling                                     39,249              39,666
         General and administrative                 160,654             123,895
                                                -----------         -----------
Total operating expenses                            199,903             163,561
                                                -----------         -----------

Income from operations                               79,562              75,724
                                                -----------         -----------

Other income (expense)
         Interest expense                           (21,974)            (23,149)
                                                -----------         -----------

Income (loss) before income tax expense              57,588              52,575

Provision for income taxes                               --                  --

Net income (loss)                               $    57,588         $    52,575
                                                ===========         ===========

Numerator - net income (loss)                   $    57,588         $    52,575

Denominator - weighted average number of
         shares outstanding                       5,128,412           5,013,540

Basic earnings (loss) per share                 $      0.01         $      0.01
                                                ===========         ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Cash Flows
               For the Three Months Ended June 30, 2000 and 1999
                                   Unaudited


                                                                   June 30,         June 30,
                                                                    2000              1990
                                                                  ---------         ---------
Cash flows from operating activities
         Net income (loss)                                        $  57,588         $  52,575
         Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
         Depreciation                                                13,153             9,550
         Amortization                                                   485               450
         Changes in assets and liabilities
                  Accounts receivable                               (74,425)          (35,332)
                  Inventories                                       (60,366)          (63,025)
                  Prepaid expenses                                  (42,106)          (10,904)
                  Other assets                                       (4,711)               --
                  Accounts payable - trade                           26,055            27,589
                  Accounts payable - related party                    1,180           (42,600)
                  Accrued payroll tax withholdings                   21,776            14,836
                  Accrued expenses other                             (7,024)           (1,224)
                                                                  ---------         ---------
Net cash provided by (used in) operating activities                (145,983)         (100,660)
                                                                  ---------         ---------

Cash flows from investing activities
         Purchases of property and equipment                         (6,023)               --
         Purchases of patents and trademarks                             --            (2,150)
                                                                  ---------         ---------
Net cash provided by (used) in investing activities                  (6,023)           (2,150)
                                                                  ---------         ---------

Cash flows from financing activities
         Increase (decrease) in due to factor                       103,816             2,525
         Payments on long-term debt                                 (20,866)          (13,003)
         Proceeds from issuance of common stock                      34,175            39,900
                                                                  ---------         ---------
Net cash provided by (used in) financing activities                 117,125            29,422
                                                                  ---------         ---------


Increase (decrease) in cash                                          22,707           (20,813)

Cash - beginning of period                                            8,643            37,597
                                                                  ---------         ---------

Cash - end of period                                              $  31,350         $  16,784
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Financial Statements and the Notes thereto as set forth in this document. We include the following cautionary statement in this Form 10QSBA for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

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

         On June 19, 2000, the Company's common stock began trading on the NASDAQ OTC Bulletin Board under the trading symbol "DAAT.

(b)      Financial Condition and Results of Operations.

         The Company had working capital of $295,587 at June 30, 2000, as compared to working capital of $124,472 at December 31, 1999. This increase in working capital of $171,115 was due, primarily, to an increase in accounts receivable.

         Net income for the six months ended June 30, 2000 was $96,242, as compared to $41,015 for the same period in the prior year. This increase of $55,427, representing a 135% increase, was due primarily to an increase in net sales of $213,418 (a 21% increase over prior year).

         Net income for the three months ended June 30, 2000 was $57,588, as compared to $52,575 for the same period in the prior year. This increase of $5,013, was due primarily to an increase in sales of $74,536 (a 13% increase).

         Operating expenses for both the six month and three month periods ending June 30, 2000 increased over the same period of the preceding year. For the six month period, the increase was $37,469 and for the three month period was $36,342. These increases are due primarily to additional accounting, legal and filing costs relating to the filing of the Company's Forms 10SBA, 10KSB and 10QSB with the Securities and Exchange Commission. Total expenses for these items were $37,144 for the six month period and $28,195 for the three month period ending June 30, 2000.

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

         On June 5, 2000, the Company issued to Allan M. Lerner, P.A. 1,000 shares of restricted common stock as payment for services rendered to the Company, The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

         On June 5, 2000, the Company issued to Robert Goodwin, 5,000 shares of restricted common stock as payment for services rendered to the Company, The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

         On June 5, 2000, pursuant to a private placement offering, the Company issued 75,000 shares of restricted common stock for $75,000 or $1.00 per share to 5 investors who were either accredited or otherwise sophisticated and with whom we had a pre-existing relationship and who had access to all material information. The transaction was exempt under Rule 504 of Regulation D of the Securities Act

         On June 12, 2000, the Company entered into a consulting agreement with International Equities Group to develop strategic plans and find candidates for acquisitions and mergers and increase sales. On June 16, 2000, as payment for services to be rendered to the Company,100,000 shares of restricted common stock were issued to International Equitie's President, Joseph Safina. Twenty Five thousand of the shares were delivered to Joseph Safina and the remaining seventy five thousand shares were held in escrow pending completion of the services to be performed.

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




                                    By: /s/ David A. Collins
                                        ----------------------------------------
                                        David A. Collins, President

Date: December 14, 2000