Form 10QSB/A
period 2000-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2000-12-18
CIK 1102750

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

        (1) Yes [x] No [ ]                    (2) Yes [ ] No [x]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 14, 2000, 5,243,000 shares of Common Stock are issued and outstanding.

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

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2000
                                    Unaudited



                                     ASSETS

Current assets
       Cash                                                        $     5,139
       Accounts receivable, less allowance for doubtful
         accounts of $19,649                                           420,113
       Inventories                                                     391,021
       Prepaid expenses                                                125,553
                                                                   -----------
Total current assets                                                   941,826
                                                                   -----------

Property and equipment
       Furniture and fixtures                                          108,871
       Molds, dies, and artwork                                        355,173
       Vehicles                                                         34,709
                                                                   -----------
                                                                       498,753
       Accumulated depreciation                                       (212,879)
                                                                   -----------
Net property and equipment                                             285,874
                                                                   -----------

Other assets
       Patents and trademarks, net of
       accumulated amortization of $3,983                               31,062
       Other                                                            10,411
                                                                   -----------
Total other assets                                                      41,473
                                                                   -----------
Total assets                                                       $ 1,269,173
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
                                                              -----------


Stockholders' equity
       Common stock, $.001 par value; authorized
         10,000,000 shares; issued and outstanding
         5,143,000 shares                                           5,243
       Additional paid-in capital                                 742,776
       Retained earnings (deficit)                               (111,376)
                                                              -----------
Total stockholders' equity                                        621,643
                                                              -----------

Total liabilities and stockholders' equity                    $ 1,269,173
                                                              ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    Unaudited



                                                                  September 30,      September 30,
                                                                       2000               1999
                                                                  -------------      -------------
Net sales                                                          $ 1,726,523         $ 1,655,405

Cost of sales                                                          962,518             944,829
                                                                   -----------         -----------

Gross profit                                                           764,005             710,576
                                                                   -----------         -----------
Operating expenses
       Selling                                                         116,170             146,307
       General and administrative                                      458,719             388,106
                                                                   -----------         -----------
Total operating expenses                                               574,889             534,413
                                                                   -----------         -----------

Income from operations                                                 189,116             176,163
                                                                   -----------         -----------

Other income (expense)
       Interest expense                                                (63,898)            (61,543)
                                                                   -----------         -----------

Income (loss) before income tax expense                                125,218             114,620

Provision for income taxes                                                  --                  --
                                                                   -----------         -----------

Net income (loss)                                                  $   125,218         $   114,620
                                                                   ===========         ===========


Numerator - net income (loss)                                      $   125,218         $   114,620

Denominator - weighted average number of shares outstanding          5,136,481           4,954,602
                                                                   -----------         -----------

Basic earnings (loss) per share                                    $      0.03         $      0.02
                                                                   ===========         ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                    Unaudited


                                                                     Sept. 30,          Sept. 30,
                                                                       2000               1999
                                                                    ---------           ---------
Cash flows from operating activities
       Net income (loss)                                            $ 125,218           $ 114,620
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Depreciation                                              39,098              30,900
             Amortization                                               1,455               1,100
             Changes in assets and liabilities
                   Accounts receivable                                 33,271            (222,670)
                   Inventories                                         (7,582)             26,084
                   Prepaid expenses                                  (101,028)            (37,111)
                   Other assets                                        (4,711)             (6,204)
                   Accounts payable - trade                           (61,539)            (38,861)
                   Accounts payable - related party                   (52,582)            (69,435)
                   Accrued payroll tax withholdings                    38,284              18,108
                   Accrued expenses other                              (8,150)            (22,021)
                                                                    ---------           ---------
Net cash provided by (used in) operating activities                  (123,484)           (320,110)
                                                                    ---------           ---------

Cash flows from investing activities
       Purchases of property and equipment                            (27,910)             (4,458)
                                                                    ---------           ---------
Net cash provided by (used) in investing activities                   (27,910)             (4,458)
                                                                    ---------           ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                           (30,487)            142,146
       Proceeds on long-term debt                                      16,333
       Payments on long-term debt                                     (64,438)            (51,343)
       Proceeds from notes payable, related parties                         0               3,000
       Proceeds from sale of common stock                             109,174              39,900
       Payments on stock subscriptions receivable                       2,632                 999
                                                                    ---------           ---------
Net cash provided by (used in) financing activities                    16,881             151,035
                                                                    ---------           ---------

Increase (decrease) in cash                                            (9,295)            (58,913)

Cash - beginning of period                                             16,881              68,042
                                                                    ---------           ---------

Cash - end of period                                                $   5,139           $   9,129
                                                                    =========           =========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                    Unaudited

                                                                     September 30,       September 30,
                                                                        2000                  1999
                                                                     -------------       -------------
Net sales                                                            $   499,916           $   642,215

Cost of sales                                                            254,458               352,897
                                                                     -----------           -----------

Gross profit                                                             245,458               289,318
                                                                     -----------           -----------
Operating expenses
       Selling                                                            46,203                62,488
       General and administrative                                        151,615               132,322
                                                                     -----------           -----------
Total operating expenses                                                 197,818               194,810
                                                                     -----------           -----------

Income from operations                                                    47,640                94,508
                                                                     -----------           -----------

Other income (expense)
       Interest expense                                                  (18,863)              (20,903)
                                                                     -----------           -----------
Income (loss) before income tax expense                                   28,777                73,605

Provision for income taxes                                                    --                    --
                                                                     -----------           -----------
Net income (loss)                                                    $    28,777           $    73,605
                                                                     ===========           ===========

Numerator - net income (loss)                                        $    28,777           $    73,605

Denominator - weighted average number of shares outstanding            5,243,000             5,024,500
                                                                     -----------           -----------

Basic earnings (loss) per share                                      $      0.01           $      0.01
                                                                     ===========           ===========




                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                    Unaudited


                                                                     Sept. 30,          Sept. 30,
                                                                       2000               1999
                                                                    ---------           ---------
Cash flows from operating activities
       Net income (loss)                                            $  28,777           $  73,605
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Depreciation                                              13,515              11,900
             Amortization                                                 485               1,100
             Changes in assets and liabilities
                   Accounts receivable                                163,138             (77,930)
                   Inventories                                         32,525              39,400
                   Prepaid expenses                                    (6,815)            (15,754)
                   Other assets                                             0                  --
                   Accounts payable - trade                           (42,144)            (16,170)
                   Accounts payable - related party                   (33,214)            (21,138)
                   Accrued payroll tax withholdings                      (319)             11,198
                   Accrued expenses other                              (5,260)             (8,573)
                                                                    ---------           ---------
Net cash provided by (used in) operating activities                   121,911             (75,967)
                                                                    ---------           ---------

Cash flows from investing activities
       Purchases of property and equipment                             (7,269)             (3,500)
                                                                    ---------           ---------
Net cash provided by (used) in investing activities                    (7,269)             (3,500)
                                                                    ---------           ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                          (169,029)             66,215
       Payments on long-term debt                                        (601)            (69,007)
       Payments on stock subscriptions receivable                                             999
       Proceeds from issuance of common stock                           1,800                   0
                                                                    ---------           ---------
Net cash provided by (used in) financing activities                   169,630              (1,793)
                                                                    ---------           ---------

Increase (decrease) in cash                                           (26,211)             (7,655)

Cash - beginning of period                                             31,350              16,784
                                                                    ---------           ---------

Cash - end of period                                                $   5,139           $   9,129
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

(b)      Financial Condition and Results of Operations.

         Net income for the nine months ended September 30, 2000 was $125,218, as compared to $114,620 for the same period in the prior year. This increase of $13,598 was due primarily to an increase in net sales of $71,118, offset by a decrease in operating expenses of $35,476.

         Net income for the three months ended September 30, 2000 was $28,777, as compared to $73,605 for the same period in the prior year. This decrease of $44,828, was due primarily to a decrease in sales due to deferral of certain sales opportunities and purchase orders into the fourth quarter of 2000 and first quarter of 2001, particularly in the Company's electronic safety devices. This deferral was made to take advantage of increased operating margins available from new suppliers now coming online. Sales decreased $142,299 for the same period in 1999 for the reasons previously stated. Gross profit margins increased from 45% to 49% as a result of the Company bringing new suppliers and manufacturers on line for its gun safety products at substantially reduced prices. The Company has just begun to realize a portion of these savings in the third quarter and will see increasing results in subsequent quarters.

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

(d)      Trends

         The recent flurry of publicity involving firearms has caused gun safety to become a prominent issue nationally. Gun violence, especially in schools has prompted the President, as well as national and state legislators, to debate legislation requiring gun safety locks on all firearms. Threatened litigation against gun manufacturers has caused them to seriously consider placing gun safety locks on the guns they manufacture. We continue to believe sales revenues in this area will grow significantly. Sales of our gun safety products for the first nine months of 2000 totaled $1,058,384 as compared to $662,512 for the first nine months of 1999.

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

Date:  December 14, 2000