Form 10QSB/A
period 2000-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2001-01-04
CIK 1102750

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

                                TABLE OF CONTENTS

PART I.........................................................................3
     ITEM 1. FINANCIAL STATEMENTS..............................................3
     SELECTED NOTES TO FINANCIAL STATEMENTS....................................9
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
           OPERATION..........................................................10
     Background...............................................................10
     Financial Condition and Results of Operations............................11

PART II.......................................................................13
           ITEM 1. LEGAL PROCEEDINGS..........................................13
           ITEM 2. CHANGES IN SECURITIES......................................13
           ITEM 3. DEFAULTS UPON SENIOR SECURITIES............................14
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS....................................................14
           ITEM 5. OTHER INFORMATION..........................................14
           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................14

SIGNATURES....................................................................15

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
                                                                   -----------

Stockholders' equity

         Common stock, $.001 par value; authorized
         10,000,000 shares; issued and outstanding
         5,243,000 shares                                                5,243
         Additional paid-in capital                                    742,776
         Retained earnings (deficit)                                  (140,153)
                                                                   -----------
Total stockholders' equity                                             607,866
                                                                   -----------

Total liabilities and stockholders' equity                         $ 1,490,963
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
                                                ===========         ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            Statements of Cash Flows
               For the Three Months Ended June 30, 2000 and 1999
                                   Unaudited


                                                                   June 30,         June 30,
                                                                    2000              1990
                                                                  ---------         ---------
Cash flows from operating activities
         Net income (loss)                                        $  57,588         $  52,575
         Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
         Depreciation                                                13,153             9,550
         Amortization                                                   485               450
         Changes in assets and liabilities
                  Accounts receivable                               (74,425)          (35,332)
                  Inventories                                       (60,366)          (63,025)
                  Prepaid expenses                                  (62,106)          (10,904)
                  Other assets                                       (4,711)               --
                  Accounts payable - trade                           26,055            27,589
                  Accounts payable - related party                    1,180           (42,600)
                  Accrued payroll tax withholdings                   21,776            14,836
                  Accrued expenses other                             (7,024)           (1,224)
                                                                  ---------         ---------
Net cash provided by (used in) operating activities                (145,983)         (100,660)
                                                                  ---------         ---------

Cash flows from investing activities
         Purchases of property and equipment                         (6,023)               --
         Purchases of patents and trademarks                             --            (2,150)
                                                                  ---------         ---------
Net cash provided by (used) in investing activities                  (6,023)           (2,150)
                                                                  ---------         ---------

Cash flows from financing activities
         Increase (decrease) in due to factor                       103,816             2,525
         Payments on long-term debt                                 (20,866)          (13,003)
         Proceeds from issuance of common stock                      34,175            39,900
                                                                  ---------         ---------
Net cash provided by (used in) financing activities                 117,125            29,422
                                                                  ---------         ---------


Increase (decrease) in cash                                          22,707           (20,813)

Cash - beginning of period                                            8,643            37,597
                                                                  ---------         ---------

Cash - end of period                                              $  31,350         $  16,784
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

                  On June 5, 2000, the Company issued to Robert Goodwin 5,000 shares of restricted common stock as payment for services rendered to the Company. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

                  On June 12, 2000, the Company entered into a consulting agreement with International Equities Group to develop strategic plans and find candidates for acquisitions and mergers and increase sales. On June 16, 2000, as payment for services to be rendered to the Company, 100,000 shares of restricted common stock were issued to International Equity's President, Joseph Safina. Twenty Five thousand of the shares were delivered to Joseph Safina and the remaining seventy five thousand shares were held in escrow pending completion of the services to be performed.

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

Date: January 4, 2001