Form 10QSB/A
period 2000-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2001-01-04
CIK 1102750

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

                                TABLE OF CONTENTS

PART I..................................................................3

ITEM 1. FINANCIAL STATEMENTS............................................3

PART F/S ..............................................................10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         PLAN OF OPERATION.............................................11
                  Background...........................................11
                  Financial Condition and Results of Operations........12
                  Liquidity and Capital Resources......................12
                  Trends...............................................12

PART II  ..............................................................13

ITEM 1. LEGAL PROCEEDINGS..............................................13

ITEM 2. CHANGES IN SECURITIES..........................................13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

ITEM 5. OTHER INFORMATION..............................................13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................13

SIGNATURES.............................................................14

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
                                                              -----------


Stockholders' equity
       Common stock, $.001 par value; authorized
         10,000,000 shares; issued and outstanding
         5,243,000 shares                                           5,243
       Additional paid-in capital                                 742,776
       Retained earnings (deficit)                               (111,376)
                                                              -----------
Total stockholders' equity                                        636,643
                                                              -----------

Total liabilities and stockholders' equity                    $ 1,269,173
                                                              ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    Unaudited



                                                                  September 30,      September 30,
                                                                       2000               1999
                                                                  -------------      -------------
Net sales                                                          $ 1,726,523         $ 1,655,405

Cost of sales                                                          962,518             944,829
                                                                   -----------         -----------

Gross profit                                                           764,005             710,576
                                                                   -----------         -----------
Operating expenses
       Selling                                                         116,170             146,307
       General and administrative                                      458,719             388,106
                                                                   -----------         -----------
Total operating expenses                                               574,889             534,413
                                                                   -----------         -----------

Income from operations                                                 189,116             176,163
                                                                   -----------         -----------

Other income (expense)
       Interest expense                                                (63,898)            (61,543)
                                                                   -----------         -----------

Income (loss) before income tax expense                                125,218             114,620

Provision for income taxes                                                  --                  --
                                                                   -----------         -----------

Net income (loss)                                                  $   125,218         $   114,620
                                                                   ===========         ===========


Numerator - net income (loss)                                      $   125,218         $   114,620

Denominator - weighted average number of shares outstanding          5,136,481           4,954,602
                                                                   -----------         -----------

Basic earnings (loss) per share                                    $      0.02        $      0.02
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
                                                                     ===========           ===========




                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                    Unaudited


                                                                     Sept. 30,          Sept. 30,
                                                                       2000               1999
                                                                    ---------           ---------
Cash flows from operating activities
       Net income (loss)                                            $  28,777           $  73,605
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Depreciation                                              13,515              11,900
             Amortization                                                 485               1,100
             Changes in assets and liabilities
                   Accounts receivable                                163,138             (77,930)
                   Inventories                                         32,525              39,400
                   Prepaid expenses                                    (6,815)            (15,754)
                   Other assets                                             0                  --
                   Accounts payable - trade                           (42,144)            (16,170)
                   Accounts payable - related party                   (33,214)            (21,138)
                   Accrued payroll tax withholdings                      (319)             11,198
                   Accrued expenses other                              (5,260)             (8,573)
                                                                    ---------           ---------
Net cash provided by (used in) operating activities                   121,911             (75,967)
                                                                    ---------           ---------

Cash flows from investing activities
       Purchases of property and equipment                             (7,269)             (3,500)
                                                                    ---------           ---------
Net cash provided by (used) in investing activities                    (7,269)             (3,500)
                                                                    ---------           ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                          (169,029)             66,215
       Payments on long-term debt                                        (601)            (69,007)
       Payments on stock subscriptions receivable                                             999
                                                                    ---------           ---------
Net cash provided by (used in) financing activities                  (169,630)             (1,793)
                                                                    ---------           ---------

Increase (decrease) in cash                                           (26,211)             (7,655)

Cash - beginning of period                                             31,350              16,784
                                                                    ---------           ---------

Cash - end of period                                                $   5,139           $   9,129
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

(b)      Financial Condition and Results of Operations.

         Net income for the nine months ended September 30, 2000 was $125,218, as compared to $114,620 for the same period in the prior year. This increase of $13,598 was due primarily to an increase in net sales of $71,118, offset by an increase in operating expenses of $40,476.

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

Date:  January 4, 2001