Form 10KSB40
period 2000-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2001-04-16
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10K-SB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM________TO __________


                        COMMISSION FILE NUMBER 000-29211

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           Florida                                              65-0847852
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                     19955 NE 38th Court, Aventura, FL 33180
                 ----------------------------------------------
               (address of principal executive offices)(zip code)

                                 (305) 932-4441
                           (Issuer's telephone number)

              Securities registered under Section 12(b) of the act:

                                      None


                    Name of each exchange on which registered

                                 Not applicable

              Securities registered under Section 12(g) of the Act:

                         Common Stock, par value $0.001



         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [X]  NO [ ]

         CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO
ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

         STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR.   $2,149,195


         STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF MARCH 31, 2001 WAS APPROXIMATELY $847,841.

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 31, 2001, 5,248,000 SHARES OF COMMON STOCK ARE ISSUED AND OUTSTANDING.

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

                                TABLE OF CONTENTS


FORWARD-LOOKING STATEMENTS............................................................iii

PART I   ...............................................................................1
         ITEM 1.  DESCRIPTION OF BUSINESS...............................................1
                  History and Business Development......................................1
                  Business Plan.........................................................1
                  Products .............................................................3
                  Security Products.....................................................3
                  Non Security Products.................................................4
                  Manufacturing and Distribution........................................5
                  Competition...........................................................5
                  Principal Suppliers and Manufacturers.................................6
                  Customers.............................................................6
                  Intellectual Property.................................................7
                  Governmental Regulations..............................................7
                  Research and Development..............................................8
                  Environmental Laws....................................................8
                  Employees. ...........................................................8
                  Reports to Security Holders ..........................................8
         ITEM 2.  DESCRIPTION OF PROPERTY...............................................8
         ITEM 3.  LEGAL PROCEEDINGS.....................................................8
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9

PART II  ...............................................................................9
         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............9
         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............10
                           Financial Condition and Results of Operations...............11
         ITEM 7. FINANCIAL STATEMENTS..................................................13
         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.........................13

PART III...............................................................................13
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................13
         ITEM 10. EXECUTIVE COMPENSATION...............................................14
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......15
                  Security Ownership of Certain Beneficial Owners......................15
                  Security Ownership of Management ....................................16
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................16
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................17

PART F/S ..............................................................................18

SIGNATURES.............................................................................18

                           FORWARD-LOOKING STATEMENTS

         This discussion in this Annual Report regarding our company and its business and operations contains "forward-looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

         Between July 1998 and December 2000, we sold an aggregate of 5,248,000 shares of our Common Stock to approximately 30 accredited or otherwise sophisticated investors with whom we had pre-existing relationships and who had access to relevant information concerning the Company in a series of transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). We received gross proceeds of approximately $309,400 from these transactions. The funds have been used to fund our business plan and we anticipate needing additional capital to complete the plan.

         We have not been involved in any bankruptcy, receivership or similar proceeding. Except as set forth herein, we have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(b) Business Plan

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and un-patented, designed to enhance and provide security for the consumer and for his property. We have placed particular emphasis on gun safety because it has become a prominent national issue due to the recent rash of school and workplace violence. We believe that there will be a continued public mandate for federal, state and local governments to pass gun safety legislation on all guns manufactured. With an estimated 220 million firearms in the U.S. alone, we believe we will be a major presence in the gun lock market. With respect to all our products we:

     o   develop and design
     o   outsource the manufacturing to unaffiliated third parties
     o   distribute and market
     o   use our private label

         We have also developed a wide range of security and non-security products for the home, automobile, and person including various plastic injection and leather products. We primarily sell to mass market retailers such as Wal-Mart, Walgreens and K-Mart. The majority of our products are manufactured and imported from mainland China and shipped to a central location in Little Rock, Arkansas for distribution.

         In our continuing efforts to provide high quality, low cost products for consumers, we hired Mr. James Buie in April, 2000, as Head of Manufacturing. Mr. Buie has extensive manufacturing experience in China, having lived and worked in China for several years with previous employers, and speaks fluent Chinese. Through Mr. Buie's efforts, we have established relationships with new suppliers, at prices for our products significantly lower than our previous suppliers. Initial efforts in this area concentrated on our gun safety products. The effect of these lower costs on our gross profit were first realized late in the 3rd quarter of 2000, and continue into 2001. We have just begun production of our electronic products with our new suppliers in the 1st quarter of 2001, again at significantly lower costs than with previous suppliers. By retooling almost our entire product line, we will not only continue to realize significant increases in our gross margins, but we have positioned ourself so that we can easily and quickly change suppliers when future cost savings become available with other suppliers.

         In July, 2000, we entered into a consulting agreement with James R. Pledger. In September, 2000, this agreement was mutually terminated and Mr. Pledger joined us as our President. Immediately prior to joining us, Mr. Pledger was the National Sales Manager and Chief Sales Officer for Glock, Inc., a leading manufacturer of semi-automatic pistols. Mr. Pledger is also a 30 year veteran with the FBI. Mr. Pledger's efforts with us will be concentrated in sales and product development. The development of a national sales force has begun. Mr. Pledger has already been instrumental in the development of our new DAC Lok and DAC Safes, as well as developing our new subsidiary to provide training and consultation services to law enforcement. We believe the addition of Mr. Pledger, with his expertise and contacts in law enforcement will greatly benefit us in terms of sales and product development.

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

         In addition to our traditional products, our management is actively pursuing initiatives which may add complementary businesses, products and services. These initiatives are intended to broaden the base of revenues to make us less dependent on particular products. By developing businesses which focus on products and services which complement our current line of products, management hopes to leverage these opportunities to not only develop new sources of revenue, but to strengthen the demand for our existing products.

         In particular, we plan to enter into the business of providing training and consulting services primarily to law enforcement, but also to corporate clients. To implement this new business in February 2001 we formed a wholly-owned subsidiary, Summit Training International (STI) an Arkansas corporation. STI's objective is to provide quality, affordable training on contemporary issues facing the law enforcement and corporate communities, with a particular focus on crime in the workplace. Instructional content, communicated through vehicles such as courses, seminars and conferences, will address issues such as Recruiting and Retention of Employees, Ethics and Integrity, Racial Profiling, Hate Crimes, Police and Community Joint Partnerships and Violence in the Workplace. Other courses and consulting activities will address issues related to Assessment Centers in Law Enforcement Promotions, and will provide training for both attendees and assessors of law enforcement assessment centers.

         We also plan to affiliate STI with a non-profit corporation, The Center for Law Enforcement Learning (CLEL), also incorporated in Arkansas in February 2001. CLEL will service clients, typically law enforcement agencies, who can only engage non-profit entities to provide training. STI will conduct the seminars and training programs for CLEL. For these services, CLEL agrees to pay a fee equal to 75-90% of the per student fee for the training event. STI entered into a memorandum of understanding with CLEL on April 9, 2001. STI will also enlist corporate "sponsors", who will pay a fee to exhibit their products at the various seminars. These "sponsors" see great value in the ability to exhibit their products to a large group of law enforcement management officials, many of whom may be decision makers for purchasing matters.

         We are also in the process of developing certain items of police equipment. We believe that our association with law enforcement through the presentation of courses, seminars and conferences will provide us with unique opportunities to present our law enforcement products to a select group of law enforcement professionals. The synergy to be developed between the training opportunities and the presentation of our products may provide increased sales of new and existing products.

         We believe that our strategic business plan provides a comprehensive approach to varied market opportunities and will increase revenues, profits and shareholder value.

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

                  (A) Gun Safety. We currently market seven gun safety products:

                           o "Plastic Trigger Lock," a patented plastic product, with a metal locking device and keys. This lock fits virtually all handguns and prevents unwanted or accidental discharge of the firearm.

                           o "Lever Hammer Lock," constructed of ABS plastic with a metal locking device and key, is designed to prevent cocking of lever action rifles.

                           o "Steel Gun Lock," a steel lock with keyed locking device, that fits over the entire trigger guard of virtually all handguns.

                           o "Metal Trigger Lock," is similar to our Plastic Trigger Lock, but is made of metal instead of plastic with a more secure locking system. The lock is available at the retail level in a three-piece value pack and as a single unit. It is also available in bulk without retail packaging for gun manufacturers. We have patent pending on this product.

                           o "Cable Lock," a 15 inch cable and steel lock made to fit all firearms.

                           o "DAC Lok" for Glock pistols, a patented lock made for semi-automatic pistols which we have obtained pursuant to an exclusive license which fits over the slide taking it out of battery. Currently, its application is for Glock handguns, but we expect to expand its application to other popular semi-automatic handguns in 2001. We are in the process of tooling the molds for this product, and has not yet begun its marketing of the product.

                           o "DAC Safes" for firearms and valuables. We are presently completing the tooling of four gun safes and have begun distribution of two other models. These include two floor safes, three wall safes and one other safe intended specifically for quick access to a handgun. The initial response to these items from customers has been most positive and we believe that these items will provide a significant revenue stream in the future.

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

                           o "Tear Gas" An aerosol canister contained in a leather pouch containing tear gas for personal protection.

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

                           o        "SWAT II Talking Car Alarm," a more
                                    traditional, under the hood car alarm, can easily be installed by the consumer. The alarm can be mounted under the hood by screws, tape, or simply strapped to the car battery, all provided. Alligator clips allow for easy attachment to battery for power. Two remote controls come with the unit, which are used to arm and disarm the alarm, as well as set sensitivity levels and spoken warnings in English, French, German and Spanish. Alarm has seven voice commands programmed, car finder, and a panic button. Retailing in the $80-$100 range, this alarm is less expensive than most competitors models, and does not require professional installation.

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

(d) Manufacturing and Distribution.

         Through our foreign and domestic manufacturing agents, we manufacture, design and build our tooling, molds and products. Our administrative offices are located in Little Rock, Arkansas and Aventura, Florida. We contract our manufacturing for tooling and production primarily in Shanghai, China, and to a lesser extent, in Little Rock, Arkansas, Istanbul, Turkey and Sandwich, Illinois. We distribute all of the domestic and certain of our international business out of our Little Rock facility, most international business is shipped directly to the customer from the Shanghai, China location. We believe we can provide low-cost quality products because labor-intensive products are manufactured in China, where labor costs are lower. Our plastic injection and gun lock products can be manufactured competitively in the U.S. due to automation. Our central warehouse facility is in Little Rock where following manufacture, with the exception of our international business as previously noted, products are delivered complete and ready for delivery to our customers.

          We currently utilize both internal sales personnel and commissioned independent sales representatives. We have increased our sales promotion and sales development activities to provide assistance to the independent sales representatives through the use of brochures, product samples and demonstration products. We have established a Web site WWW.DACTEC.COM which will serve both as an additional marketing tool, and will provide a platform from which we will be able to provide various support services to our independent sales representatives. We also anticipate that we will seek to motivate our independent sales representatives through the use of special incentive programs that reward superior sales performance. We also anticipate utilizing trade shows, both on a local and national level to promote our products and to attract qualified sales representatives.

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

(e) Competition.

         We operate in a very competitive industry, dominated by national and international companies with well-established brands all of whom are better capitalized, have more experience in our industry and have established varying degrees of consumer loyalty. There are no assurances we will ever be successful in establishing our brands or penetrating our target markets. Some of our competitors in the business sectors which we will be operating in are:

                           o Gun safety competitors include Master Lock (which presently controls 60-70% of the market) Noble Security and Shot Lock.

                           o        Automotive security competitors include:
                                    Bulldog Rally and Code Alarm.

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

         It is critical for us to be selective in the products we select to bring to market, and management has been effective in developing products that can be priced advantageously and obtain consumer acceptance as well as approval from the mass merchandisers whose relationships we have, over the years, cultivated. In addition, we believe that impulse buying is more prominent when products are sold below the $20 threshold. We believe that consumers have responded favorably to our lower priced products. Accordingly, the keys to our maintaining a competitive position are product design, pricing, quality of product and the maintenance of favorable relationships with various mass merchandisers.

(f) Principal Suppliers and Manufacturers.

         Since most of our products, in particular our gun locks, are manufactured in mainland China, we customarily develop our manufacturing through trading companies located in China. Our principal agents are Nimax and MDD Trading Ltd., which are trading companies/agents that are responsible for locating manufacturers for our gun safety and electronics products. These companies typically provide us with price lists for the manufacture and tooling of our products, which we may or may not negotiate. These agents are, in turn, compensated by the manufacturer.

         Our only other foreign manufactured product is the horizontal phone case, which is manufactured by Emsal Tekin, located in Istanbul, Turkey. Domestically, Personal Security Products, a Little Rock, Arkansas company, manufactures the Pepper Spray and Tear Gas products, and Taico Design Products, a company located in Chicago, Illinois manufactures the Clampit Plateholder and Cupholder.

         We believe our relationships with our suppliers and manufacturers is satisfactory; however, should any of them cease providing for us, we believe they can be replaced within 30 days, without difficulty and at competitive cost.

(g) Customers.

         Although we have numerous customers, we sell on the basis of purchase orders, primarily to national retail chains such as Wal-Mart, K-Mart, Walgreens, Pep Boys, Discount Auto, Advance Auto Sales. In 2000, Wal-Mart accounted for 33% of our gross revenues, Walgreens 16% and K-Mart 10%.

         In addition, our customer base also includes numerous regional and national distributors and smaller retailers. We are actively seeking to increase our exposure in the sporting goods market and believe that focused marketing and the use of the independent sales representatives can provide significant progress in this area. We also sell to distributors in Europe, Asia, South and Central America and the Far East, including the following:

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

         To this end, we have obtained U.S. patents on certain of our products as follows:


                  Model                                       Patent No.             Expiration
                  -----                                       ----------             ----------
         TVP 095  Trigger Lock                                Des. 375,342               2009
         SWA 03  SWAT Steering Wheel Alarm                    Des. 365,774               2009
         KAL 201  Personal Safety Alarm                       Des. 355,863               2008
         Key Chain Alarm                                      5,475,368                  2008
         GWA 001 Glass/Window Alarm                           Des. 371,086               2009
         Defense Spray and Flashlight                         Des. 375,994               2009


         In addition, we have patents pending on our steel trigger gun lock and horizontal phone case products. We have entered into a licensing agreement giving us the exclusive right to sell the patented DAC Lok, Clampit Cup and Plate Holder in the U.S., with certain minor exceptions.

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

         Several federal laws regulate the ownership, purchase and use of handguns, including the 1968 Gun Control Act and the Brady Bill. There is not, however, any federal law which requires the use of gunlocks. A minority of states have adopted laws which in varying degrees have gunlock legislation. Some examples are as follows:

         CALIFORNIA:  Passed legislation requiring child safety locking devices.

         CONNECTICUT:  Passed Child Access Prevention Act.

         MASSACHUSETTS: Passed a Child Access Prevention law which requires firearms be safely stored and inaccessible to children; a requirement for the sale of child safety locking devices with all firearms.

         In the event of federal governmental regulation requiring trigger locks on guns, such regulations presumably will serve to increase the demand for our products and sales in the gun safety area. Such regulations may, however, also be promulgated to regulate the specifications of the devices.

(j) Research and Development.

         We incur minimal research and development costs. We develop our products internally, utilizing the expertise of our manufacturers, input from an engineering consulting firm and input from our customers. Any R & D cost incurred by our manufacturers is passed on to us in the pricing of the tooling and molds. We do not pass such costs on to our customers. Because of our close relationships with our customers, we are able to determine the level of interest in a particular product before investing significant time or capital in its development. Once a potential new product is identified, we utilize the services of a patent attorney to assure that we do not infringe upon anyone's patent rights. We also design our own packaging internally.

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

(l) Employees.

         We currently employ seven employees, all of whom are full-time:
President, Chief Executive Officer, Chief Financial Officer, Head of Manufacturing, salesman, receptionist/clerk, & shipping clerk. There are no collective bargaining agreements or contracts.

(m) Reports to Security Holders

         Copies of this report, including exhibits to the Report and other materials filed with the SEC that are not included herein, may be inspected and copied, without charge, at the Public Reference Room,450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site on the World Wide Web at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

ITEM 2. DESCRIPTION OF PROPERTY

         Our corporate headquarters are located at 19955 NE 38th Court, Aventura, FL 33180 consisting of 500 square feet, with telephone number (305) 932-4441. The lease term is month to month at a $1,700 per month rent.

         We have a 5,000 square foot office/warehouse at 1601 Westpark Dr., Suite 4C, Little Rock, AR 72204. Approximately 1,500 square feet is office and 3,500 square feet is warehouse. All of the accounting and shipping functions are performed out of this location, as well as some sales. This space is leased for one year, expiring February 1, 2002, with monthly rent of $2,550. There are no renewal options. We believe there are adequate alternative facilities at reasonably competitive prices in the event these leases terminate.

ITEM 3. LEGAL PROCEEDINGS

         We are the subject of a suit instituted by us against our former manufacturer Skit International, Ltd. and Uni-Skit Technologies, Inc. The suit, commenced in August 2000, alleges breach of a manufacturing contract which required the defendants to manufacture certain of our products within the range of "competitive pricing", a defined term. We are seeking damages and recission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants have denied the allegations and have counterclaimed for an outstanding balance of $182,625, for recission of the manufacturing agreement and for damage to its business reputation. We have denied, and believe there is no merit to the counterclaim's material allegations. We have replaced the defendants as manufacturers of our products.

         We instituted suit along with The Collins Family Trust, our affiliate in which David Collins, our Chairman claims a beneficial interest, and DAC Technologies of America, Inc., our predecessor, against Larry Legel, our former Certified Public Accountant, Director and the Trustee of The Collins Family Trust. The suit, commenced in March 2001 alleges we transferred 180,000 of our shares for services which the Defendant did not provide. The suit also alleges that the Defendant breached an agreement not to sell his shares before certain private investors had recouped their investment. We are seeking equitable recission, damages, and injunctive relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On June 19, 2000, our common stock began trading on the Nasdaq Over-the-Counter Bulletin Board market. The high and low bid information for each quarter is presented below. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                                                     High               Low
                                                     -----             -----

         Quarter ended June 30, 2000                 $6.00             $2.00
         Quarter ended September 30, 2000            $4.50             $1.50
         Quarter ended December 31, 2000             $2.05             $0.68

As of March 21, 2001, there were approximately 75 holders of record of our 5,248,000 shares of common stock outstanding.

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

         On March 15, 2000, pursuant to a private placement offering, we issued 75,000 shares of restricted common stock for $75,000 or $1.00 per share to 5 investors who were either accredited or otherwise sophisticated and with whom we had a pre-existing relationship and who had access to all material information. The transaction was exempt under Rule 504 of Regulation D of the Securities Act.

         On May 15, 2000, pursuant to a consulting agreement entered into by us with Jim Pledger, the Company issued 37,500 shares of common stock as consideration for Mr. Pledger's services under the terms of the agreement. More detailed information concerning this transaction is available in the Form S-8 filed with the Securities and Exchange Commission, which is incorporated herein by reference.

         On June 5, 2000 and December 15, 2000, we issued to Allan M. Lerner, P.A., our securities counsel, 1,000 and 5,000 shares respectively of restricted common stock as payment for services rendered to the Company. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

         On June 5, 2000, we issued to Robert Goodwin, our Chief Financial Officer, 5,000 shares of restricted common stock as payment for services rendered to the Company. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

         On June 12, 2000, we entered into a consulting agreement with International Equities Group to develop strategic plans and find candidates for acquisitions and mergers and increase sales. On June 16, 2000, as payment for services to be rendered to us, 100,000 shares of restricted common stock were issued to International Equity's President, Joseph Safina. Twenty-five thousand of the shares were delivered to Joseph Safina and the remaining seventy-five thousand shares are held in escrow pending completion of the services to be performed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with, our Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10K-SB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

(b) Financial Condition and Results of Operations.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

         For the year ended December 31, 2000, the Company had net income of $74,781 on sales revenues of $2,149,195, as compared to net income of $121,405 and sales revenues of $2,136,887 for the year ended December 31, 1999.

         Net sales only increased $12,308 for the year ended December 31, 2000, as compared to the previous year. While sales of the Company's gun safety products increased $392, 409, sales of the Company's security products and non-security products decreased $229,862 and $150,239, respectively. The decrease in security product sales is primarily related to sales of the Company's electronic alarms, i.e. SWAT Car Alarms, Key Alert and Patient Alert. As discussed in greater detail under Item 1(b) of this Report, the Company obtained new suppliers for its products in 2000. Because retooling and production efforts were first directed on gun safety products, production of these electronic alarms did not occur until the 1st quarter of 2001. This caused the Company to miss sales opportunities during the 3rd and 4th quarters of 2000 on these electronic alarms. Sales of these electronic alarms decreased $162,219 for the 3rd and 4th quarters of 2000 as compared to the same six month period in 1999; and decreased $174,656 as compared to the first six months of 2000.

Despite sales increasing only $12,308, gross profit increased $115,059 over the previous year, an increase in gross profit of over 12%. This increase is due to the Company's efforts in obtaining new suppliers for its products at significantly lower costs than with previous suppliers. The Company did not begin to realize the effects of these lower costs until the later part of the 3rd quarter of 2000.

         Operating expenses for the year ended December 31, 2000 were $848,285 as compared to $715,137 for the year ended December 31, 1999, an increase of $133,148. This increase was due to an increase in General and Administrative expenses of $110,495. The increase in General and Administrative expenses was primarily due to two items:

         (1) An increase in Administrative salaries of $71,460 due to the addition of Mr. James Buie as Head of Manufacturing and Mr. James Pledger as President. The Company believes these additional costs are more than justified. Mr. Buie is directly responsible for the increased gross profits as discussed above, the benefits of which will continue to be increasingly realized in the future. The Company also believes Mr. Pledger will bring significant revenues to the Company in increased sales and products.

         (2) In 2000, the Company had legal expenses and other filing and registration expenses totaling $57,354 directly related to being a public company. The Company did not have these expenses in the prior year, as it did not become public until 2000. The increase in legal expenses is directly related to the required filings with the Securities and Exchange Commission which the Company did not have to file in 1999.

         o Liquidity and Capital Resources

         Our primary source of cash is funds from our operations. We believe that external sources of liquidity could easily be obtained in the form of bank loans, letters of credit etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could effect our short term liquidity. For the period ending December 31, 2000, we owed our factor approximately $281,866. In 1994, DAC Arkansas' shareholders and the Company obtained a $500,000 line of credit. On July 21, 2000, we refinanced this loan in the principal amount of $145,473 with a local bank. Monthly payments on this note are $4,660 with a variable interest rate, currently at 9%. The note matures July 20, 2003, and is collateralized by our inventory and personal guarantees of our major shareholders. On October 30, 2000, we obtained a $250,000 working capital line of credit with a local bank. Interest only is due each month on any funds borrowed, with principal due April 30, 2001. As of December 31, 2000, we had been advanced $140,000 on this line of credit. We believe our revenues will be sufficient to pay these obligations. If not, we will seek to refinance them or request our shareholders to pay their guarantees.

         o   Trends

         The recent flurry of publicity involving firearms has caused gun safety to become a prominent issue nationally. Gun violence, especially in schools had prompted former President Clinton, as well as national and state legislators, to debate legislation requiring gun safety locks on all firearms. Threatened litigation against gun manufacturers has caused them to seriously consider placing gun safety locks on the guns they manufacture. We believe sales revenues in this area will grow significantly. Sales of our gun locks products for the fiscal year ending December 31, 2000, totaled $1,314,456 as compared to $922,047 for the fiscal year ending December 31, 1999.

         There is also increased emphasis in the professional community, both in law enforcement and at the corporate level, toward the training of personnel in contemporary management and socially related issues. Law enforcement and corporate executives seek to improve the performance of their employees and reduce liability to the organization by providing relevant training on sensitive issues. We plan to address this market need through the creation of our training company, STI, and foster its affiliation with a non-profit company, CLEL.

ITEM 7. FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-15 following.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

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

Name                           Age      Position                     Term
----                           ---      --------                   ---------

David A. Collins               55       CEO/Director               2000-2001

James R. Pledger               53       President/Director         2000-2001

Robert C. Goodwin              45       CFO/Director               2000-2001


         David A. Collins has served as the Company's President and CEO since its inception in July 1998. In September 2000, he resigned as President, a position thereafter taken by James R. Pledger. Mr. Collins continues as the CEO and Chairman of the Company. From 1992 continuously until September 1998, Mr. Collins was President and CEO of DAC Arkansas.

         James R. Pledger is a 30 year veteran of the FBI, having retired in 1996. From 1996 until July 2000, Mr. Pledger was the National Sales manager and Chief Sales Officer for Glock, Inc., the Austrian-based manufacturer of semi-automatic pistols and equipment for police, military and civilian markets, and as such, was responsible for all sales and marketing in

North America. In July 2000, Mr. Pledger terminated his relationship with Glock to become a consultant to the Company. On September 15, 2000, Mr. Pledger and the Company mutually concluded his consulting affiliation and he thereafter became the Company's President. Mr. Pledger currently serves on the Firearms Committee of the International Association of Chiefs of Police and was a former member of the Metropolitan Atlanta Crime Commission.

         Robert C. Goodwin has served as the Company's CFO since its inception in July 1998, as well as DAC Arkansas continuously since 1993. In July 1998 Mr. Goodwin was elected to the Company's board.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE


                   Annual Compensation                             Long-Term Compensation
                  -----------------------                   ------------------------------------
                                                              Awards       Payouts
    (a)            (b)      (c)      (d)        (e)            (f)          (g)            (h)          (i)
Name &                                         Other        Restricted   Securities
Principal                                      Annual         Stock      Underlying       LTIP       All other
Position          Year     Salary   Bonus   Compensation      Awards       Options       Payouts    Compensation
---------         ----     ------   -----   ------------    ----------   ----------      --------   -------------
David A.
Collins, CEO      2000     52,000

James R.
Pledger, Pres.    2000     17,500                             37,500

Robert C.
Goodwin, CFO      2000     54,000                              5,000


Board Compensation

         Our directors do not receive cash compensation for their services as Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2000 by (a) each person known by us to be the beneficial owner of five percent or more of the outstanding common stock and (b) all executive officers and directors both individually and as a group. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 5,248,000 shares of common stock outstanding.

(a) Security Ownership of Certain Beneficial Owners.




                           Name and Address of                Number of Shares          Percent
Title of Class             Beneficial Owner                   Beneficially Owned        of Class
--------------             ----------------                   ------------------        --------
Common Stock               Gerald E. Hannahs, Jr.              1,107,500 (1)               21%
                           17710 Leatha Lane
                           Little Rock, AR  72211

Common Stock               Dan R. Lasater                      1,107,500 (1)(2)            21%
                           13917 Hinson Rd.
                           Little Rock, AR  72212

Common Stock               David A. Collins                      316,750 (3)                6%
                           19955 NE 38th Court
                           Aventura, FL  33180

Common Stock               Collins Family Trust                  815,750(3)              15.5%
                           c/o David A. Collins
                           19955 NE 38th Court
                           Aventura, FL  33180

Common Stock               Collins Children's Trust              486,000(4)               9.3%
                           c/o Kimberly D. Talley
                           23923 Mashburn Trail
                           Little Rock, AR  72210


(1) 88,390 and 205,640 shares are held respectively by H & L Holdings and Phoenix Mortgage, companies jointly controlled by Gerald Hannahs, Jr. and Dan Lasater, each has been allocated 1/2 the combined shares or 197,525 shares.

(2) Dan Lasater has beneficial ownership of the shares owned by the Leah Lasater Trust, the Lasater Family Limited Partnership and Leah Lasater of 317,625 shares, 245,388 shares and 136,125 shares, respectively.

(3) David A. Collins is the Trustee of the Collins Family Trust with full voting power. David Collins acknowledges beneficial ownership and control of the shares held in this Trust. The beneficiaries of the Collins Family Trust are Payton P. Collins and David A. Collins. Jr.

(4) The beneficiaries of the Collins Children's Trust are Payton P. Collins and David A. Collins, Jr.

(b) Security Ownership of Management


                           Name and Address of                Number of Shares          Percent
Title of Class             Beneficial Owner                   Beneficially Owned        of Class
--------------             -------------------                ------------------        --------

Common Stock               David A. Collins                      1,132,500 (1)            21.6%
                           19955 NE 38th Court
                           Aventura, FL  33180

Common Stock               James R. Pledger                         87,000                 1.7%
                           68 Duclair Ct.
                           Little Rock, AR 72223

Common Stock               Robert C. Goodwin                         5,000                0.09%

Common Stock               Total Officers & Directors            1,224,500                23.3%


(1) Includes 316,750 shares of Common Stock held individually by David A. Collins and 815,750 owned by the Collins Family Trust, of which Mr. Collins is the Trustee with full voting power.

         There are no arrangements which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 20, 2000, the Company refinanced a previous line of credit with One Bank & Trust, Little Rock, Arkansas in the principal amount of $145,473. On October 30, 2000, the Company obtained a $250,000 working capital line of credit with One Bank and Trust. Both of these loans are collateralized by the Company's inventory and the personal guarantees of David A. Collins, Dan R. Lasater and Gerald E. Hannahs, Jr.

         On September 11, 2000, the Company entered into a letter of intent with Solid ISG Capital Markets, LLC to underwrite a public offering of the Company's stock on a "firm commitment" basis and to act as financial advisors to the Company. On January 18, 2001, the Company filed a definitive information statement with the Securities and Exchange Commission covering this proposed transaction. On February 7, 2001, the Company was informally advised by Solid ISG that they desired to terminate this letter of intent. As of December 31, 2000, the Company had incurred no cost associated with this agreement. The Company is currently evaluating other possible investment advisors and sources of capital.

         On March 12, 2001, the Company borrowed $150,000 from One Bank & Trust, Little Rock, Arkansas. This loan was taken for the purpose of financing the start up costs of Summit Training International. "STI", our wholly owned subsidiary, and The Center for Law Enforcement Learning "CLEL." The note is collaterilized by inventory, furniture, fixtures and equipment. The note is guaranteed by CLEL. an Arkansas non-profit corporation also organized in February 2001. STI's objective is to provide quality, affordable training on contemporary issues facing the law enforcement and corporate communities, with a particular focus on crime in the workplace It is our intention to employ CLEL to serve clients who can only engage non-profit entities to provide training. STI will conduct the seminars and training programs for CLEL, also incorporated in Arkansas in February 2001.

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

Exhibit          Description
-------          -----------

2                Asset Purchase Agreement
3.1              Articles of Incorporation
3.2              Bylaws
10.1             Consulting Agreement
10.2             Lease
10.3             Factoring Agreement



The following documents are filed as a part of this Report.

21               Subsidiaries of the Small Business Issuer
23.1             Consent of Moore, Stephens & Frost, CPA's

                                    PART F/S

                                   SIGNATURES

                 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2001

                                   DAC Technologies Group International, Inc.

                                   By: /s/ David A. Collins
                                       -----------------------------------------
                                       Chairman and CEO

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                           DECEMBER 31, 2000 AND 1999

                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITOR'S REPORT

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Ft. Lauderdale, Florida


         We have audited the accompanying balance sheets of DAC Technologies Group International, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAC Technologies Group International, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





                                               Certified Public Accountants


Little Rock, Arkansas
February 9, 2001

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                       Assets                    2000                  1999
                                       ------                    ----                  ----

Current assets
    Cash                                                      $    26,433           $    14,434
    Accounts receivable, less allowance for doubtful
      accounts of  $-0- and $19,649 in 2000 and
      1999, respectively                                          464,196               453,384
    Inventories                                                   363,269               383,439
    Advances to employees                                          62,573                11,708
    Prepaid expenses                                               29,992                12,817
                                                              -----------           -----------
Total current assets                                              946,463               875,782
                                                              -----------           -----------

Property and equipment
    Furniture and fixtures                                        108,731                99,197
    Molds, dies, and artwork                                      388,519               336,937
    Vehicles                                                       34,709                34,709
                                                              -----------           -----------
                                                                  531,959               470,843
    Accumulated depreciation                                     (225,975)             (173,781)
                                                              -----------           -----------
Net property and equipment                                        305,984               297,062
                                                              -----------           -----------

Other assets
  Patents and trademarks, net of accumulated
    amortization of $10,262 and $7,441 in 2000
    and 1999, respectively                                        104,406                32,516
  Other                                                            21,402                 5,700
                                                              -----------           -----------
Total other assets                                                125,808                38,216
                                                              -----------           -----------


Total assets                                                  $ 1,378,255           $ 1,211,060
                                                              ===========           ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


              Liabilities and Stockholders' Equity                2000                  1999
              ------------------------------------                ----                  ----

Current liabilities
    Due to factor                                             $   281,866           $   298,709
    Notes payable                                                 267,645                    --
    Accounts payable - trade                                       85,817               128,120
    Accounts payable - related parties                                 --                52,582
    Accrued payroll tax withholdings                              105,539                76,147
    Accrued expenses other                                         17,683                27,100
    Income taxes payable                                            2,283                    --
    Current maturities of long-term debt                           24,966               168,652
                                                              -----------           -----------
Total current liabilities                                         785,799               751,310
                                                              -----------           -----------

Long-term debt, less current maturities                                --                60,133
                                                              -----------           -----------

Stockholders' equity
    Common stock, $.001 par value; authorized
      50,000,000 shares; issued and outstanding
      5,248,000 and 5,024,500 shares at December 31,
      2000 and 1999, respectively                                   5,248                 5,024
    Preferred stock, $.001 par value; authorized
      10,000,000 shares; none issued and
      outstanding                                                      --                    --
    Additional paid-in capital                                    749,023               633,821
    Stock subscription receivable                                      --                (2,632)
    Retained earnings (deficit)                                  (161,815)             (236,596)
                                                              -----------           -----------
Total stockholders' equity                                        592,456               399,617
                                                              -----------           -----------

Total liabilities and stockholders' equity                    $ 1,378,255           $ 1,211,060
                                                              ===========           ===========


The accompanying notes are an integral part of these financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                          2000                  1999
                                                      -----------           -----------

Net sales                                             $ 2,149,195           $ 2,136,887

Cost of sales                                           1,140,944             1,243,695
                                                      -----------           -----------

Gross profit                                            1,008,251               893,192
                                                      -----------           -----------

Operating expenses
    Selling                                               303,868               281,215
    General and administrative                            544,417               433,922
                                                      -----------           -----------
Total operating expenses                                  848,285               715,137
                                                      -----------           -----------

Income from operations                                    159,966               178,055
                                                      -----------           -----------

Other income (expense)
    Interest expense                                      (82,902)              (82,255)
    Other income                                               --                25,605
                                                      -----------           -----------
Total other income (expense)                              (82,902)              (56,650)
                                                      -----------           -----------

Income before income tax expense                           77,064               121,405

Provision for income taxes                                  2,283                    --
                                                      -----------           -----------

Net income                                            $    74,781           $   121,405
                                                      ===========           ===========

Earnings per share:
    Numerator - net income                            $    74,781           $   121,405

    Denominator - weighted average number of
      shares outstanding                                5,169,626             4,975,308
                                                      -----------           -----------

Basic earnings per share                              $      0.01           $      0.02
                                                      ===========           ===========



The accompanying notes are an integral part of these financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999



                                           Common stock       Additional      Stock       Retained
                                           ------------         paid-in    subscription   earnings
                                        Shares       Amount     capital     receivable    (deficit)       Total
                                        ------       ------     -------     ----------    ---------       -----


Balances - December 31, 1998           4,825,000     $4,825     $594,120     $(3,630)     $(358,001)     $237,314

    Issuance of stock for cash           199,500        199       39,701          --             --        39,900

    Payments on subscription
      receivable                              --         --           --         998             --           998

    Net income                                --         --           --          --        121,405       121,405
                                       ---------     ------     --------     -------      ---------      --------

Balances - December 31, 1999           5,024,500      5,024      633,821      (2,632)      (236,596)      399,617

    Issuance of stock for cash            75,000         75       74,925          --             --        75,000

    Issuance of stock for services       148,500        149       40,277          --             --        40,426

    Payments on subscription
      receivable                              --         --           --       2,632             --         2,632

    Net income                                --         --           --          --         74,781        74,781
                                       ---------     ------     --------     -------      ---------      --------

Balances - December 31, 2000           5,248,000     $5,248     $749,023     $    --      $(161,815)     $592,456
                                       =========     ======     ========     =======      =========      ========


The accompanying notes are an integral part of these financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                  2000                1999
                                                               ---------           ---------
Cash flows from operating activities
  Net income                                                   $  74,781           $ 121,405
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Issuance of common stock for services                       40,426                  --
      Depreciation                                                52,338              49,718
      Amortization                                                 2,821               1,939
      Gain on sale of assets                                       1,561                  --
      Changes in assets and liabilities
        Accounts receivable                                      (10,812)           (248,579)
        Inventories                                               20,170             (77,515)
        Advances to employees                                    (50,865)            (11,708)
        Prepaid expenses                                         (17,175)             (6,457)
        Other assets                                             (15,702)             (5,700)
        Accounts payable - trade                                 (42,303)             41,358
        Accounts payable - related party                         (52,582)            (45,604)
        Accrued payroll tax withholdings                          29,392              19,795
        Accrued expenses other                                    (9,417)            (17,462)
        Income taxes payable                                       2,283                  --
                                                               ---------           ---------
  Net cash provided by (used in) operating activities             24,916            (178,810)
                                                               ---------           ---------

  Cash flows from investing activities
      Purchases of property and equipment                        (62,821)            (22,085)
      Purchases of patents and trademarks                        (74,711)             (6,986)
                                                               ---------           ---------
  Net cash provided by (used in) investing activities           (137,532)            (29,071)
                                                               ---------           ---------

  Cash flows from financing activities
      Net change in due to factor                                (16,843)            146,562
      Net change in notes payable                                267,645                  --
      Proceeds from issuance of long-term debt                        --               3,000
      Payments on long-term debt                                (203,819)            (36,187)
      Proceeds from issuance of common stock                      75,000              39,900
      Payments on stock subscription receivable                    2,632                 998
                                                               ---------           ---------
  Net cash provided by (used in) financing activities            124,615             154,273
                                                               ---------           ---------

  Increase (decrease) in cash                                     11,999             (53,608)

  Cash - beginning of year                                        14,434              68,042
                                                               ---------           ---------
  Cash - end of year                                           $  26,433           $  14,434
                                                               =========           =========


The accompanying notes are an integral part of these financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

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


2.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. ORGANIZATION AND BASIS OF PRESENTATION - The Company was originally incorporated as a Florida corporation under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.

         b. ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         c. CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2000 and 1999, the Company had no cash equivalents.

         d. INVENTORIES - Inventories are stated at the lower of average cost or market. Costs include freight and applicable customs fees.

         e. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from five to eleven years.

         f. PATENTS AND TRADEMARKS - Costs incurred in connection with the acquisition of patents and trademarks are capitalized and amortized over their estimated useful lives, which range from fifteen to seventeen years.

2.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

         g. INCOME TAXES - The Company utilizes the liability method of accounting for deferred income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to be realized.

         h. REVENUE RECOGNITION - The Company records sales when merchandise is shipped to the customer. Allowances are provided when merchandise is returned.

         i. EARNINGS PER SHARE - Earnings per share have been calculated using the weighted average number of shares outstanding for each year. The Company has no dilutive shares or options outstanding.

         j. ADVERTISING - Advertising costs are expensed as incurred. Total advertising expenses were approximately $9,100 and $3,300 for the years ended December 31, 2000 and 1999, respectively.

         k. FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of cash and cash equivalents, accounts receivables and note payable approximates their carrying values due to the short-term nature of the instruments. The fair value of the Company's long-term debt approximates its carrying value.


3.       INVENTORIES

              Inventories consist of:

                                               2000              1999
                                             --------          --------

               Finished goods                $315,955          $251,288
               Inventory in transit            34,776           113,882
               Parts                           12,538            18,269
                                             --------          --------

                                             $363,269          $383,439
                                             ========          ========


4.       FACTORING AGREEMENT

                  The Company factors a majority of its receivables under a factoring agreement, which is renewable annually. This agreement provides for factoring fees of .65% to 1.8% monthly depending on the creditworthiness and location of an account (domestic or foreign). An additional fee of 1/4 of 1% is charged for each thirty-day period, or part thereof, when the terms of sale exceed ninety-days. Fees are calculated on the gross face value of each invoice. In addition to factoring fees, interest is also charged on the outstanding funds in use. The interest rate is the greater of 7% or 1.25% above prime (9.5% at December 31, 2000). The amounts borrowed are collateralized by the Company's accounts receivable.


5.       NOTES PAYABLE

                  On July 21, 2000, the Company entered into a $145,473 note payable with a bank. This note bears interest at the Wall Street Journal Prime Rate (9.5% at December 31, 2000) and is secured by the Company's inventories and personal guarantees of the Company's major stockholders. The note is payable on demand or if no demand is made in thirty-six monthly payments of principal and interest of $4,659 through its maturity date of July 2, 2003. At December 31, 2000, the outstanding principal balance on this note was $127,645.

                  In addition, during the year ended December 31, 2000, the Company entered into a $250,000 line of credit agreement with a bank. Borrowings under this agreement had effective interest rates averaging 9.75%. At December 31, 2000, outstanding borrowings under this agreement were $140,000. This agreement matures April 30, 2001 and is collateralized by the Company's receivables and personal guarantees of the Company's major stockholders.


6.       LONG-TERM DEBT

              Long-term debt consists of:

                                                                      2000                1999
                                                                      ----                ----

                       Note payable to a financing company;
                         payable in monthly installments of
                         $524, including interest at 9.75%,
                         with remaining balance due November
                         2001; secured by certain vehicles.          $ 24,966           $ 28,626

                       Note payable to bank; payable $10,000
                         monthly, including interest at 9.5%,
                         with remaining balance due February
                         2000, secured by inventories and by
                         personal guarantees of the Company's
                         stockholders.                                     --            155,492

                                                                    2000               1999
                                                                  --------           --------
                  Note payable to a financing company;
                     payable in monthly installments of
                     $9,000, including interest at 16%,
                     with the remaining balance due June
                     2000; secured by equity in factored
                     receivables.                                 $     --           $ 41,667

                  Note payable to shareholder; payable on
                    demand, unsecured.                                  --              3,000
                                                                  --------           --------
                                                                    24,966            228,785
                  Less current maturities                           24,966            168,652
                                                                  --------           --------

                  Long-term debt, less current maturities         $     --           $ 60,133
                                                                  ========           ========

              Aggregate maturities of long-term debt are as follows:


                                 Year ended
                                 ----------

                                    2001                          $ 24,966
                                                                  ========



                  The Company made total interest payments under its financing arrangements totaling approximately $86,700 and $100,600 during the years ended December 31, 2000 and 1999, respectively.


7.       EQUITY

                  In April 1999, pursuant to a private placement offering, the Company issued 199,500 shares of common stock for $39,900 to certain existing shareholders.

                  On March 15, 2000, the Company authorized the issuance of 75,000 shares of common stock for $75,000. Additionally, on that date, the Company authorized the issuance of 6,000 shares of common stock for services valued at $1,800. These shares were subsequently issued on June 5, 2000.

                  On May 15, 2000, the Company issued 37,500 shares of common stock valued at $12,376 in connection with the establishment of a consulting agreement with a individual. In addition, the Company committed to grant this individual options to purchase 18,750 shares of stock on November 1, 2000 and an additional 18,750 shares of stock on May 1, 2001, with both options to be exercisable within five years. This agreement and the option commitments were terminated on September 15, 2000, when this individual became an officer and employee of the Company.

                  On June 12, 2000, the Company entered into a one year agreement with a consulting firm for services relating to strategic planning and operational assistance. As compensation for these services, the Company issued 100,000 shares of common stock valued at $20,000. As of that date, 25,000 of these shares were released and the remainder have been placed in escrow and will be released when the services have been provided.

                  Effective November 27, 2000, the Company's articles of incorporation were amended to increase its authorized shares of common stock to 50,000,000 shares and to create a class of preferred stock with 10,000,000 shares of $.001 per value stock authorized. The rights and preferences of these shares are to be determined by the Company's Board of Directors.

                  On December 15, 2000, the Company issued 5,000 shares of common stock for services valued at $6,250.


8.       STOCK OPTION PLAN

                  Effective November 27, 2000 the Company adopted the 2000 Equity Incentive Plan (the "Plan"), a non-qualified stock option plan. Under the terms of the Plan, officers, directors, employees and other individuals may be granted options to purchase the Company's common stock at exercise prices determined by the Company's Board of Directors. The terms and conditions of any options granted under the Plan, to include vesting period and restrictions or limitations on the options, will be determined by the Board of Directors. The maximum number of shares that can be granted under this Plan is one million shares of stock. At December 31, 2000, the Company had granted no options pursuant to this Plan.


9.       INCOME TAXES

              The provision for income taxes consists of:

                                                                 2000              1999
                                                                 ----              ----

                  Current provision                             $ 2,283           $   --
                                                                =======           ======

                  Reconciliations of the differences between income taxes computed at the Federal statutory tax rates and the provision for income taxes is as follows:



                                                                        2000               1999
                                                                     --------           --------

               Income taxes computed at Federal
                   statutory tax rate                                $ 25,426           $ 41,277
               State tax provision, net of Federal benefits             3,208              5,208
               Change in valuation allowance                          (29,122)           (50,950)
               Other                                                    2,771              4,465
                                                                     --------           --------

               Provision for income taxes                            $  2,283           $     --
                                                                     ========           ========

                  Temporary differences that give rise to significant deferred tax assets (liabilities) are as follows:


                                                         2000            1999
                                                        -----          --------

               Net operating loss carryforward          $  --          $ 29,122
               Valuation allowance                         --           (29,122)
                                                        -----          --------

               Net deferred tax asset                   $  --          $     --
                                                        =====          ========


                  At December 31, 1999, the Company had net operating loss carry forwards available for Federal and state income tax purposes of approximately $76,000. Based upon the uncertainty of the realization of this deferred tax asset, a valuation allowance of $29,122 was reflected in the accompanying financial statements for the year ended December 31, 1999. During the year ended December 31, 2000, this net operating loss carryforward was utilized to reduce taxable income.


10.      RELATED PARTY TRANSACTIONS

                  On September 30, 1998, as amended on September 27, 1999, the Company entered into an asset purchase agreement, wherein it acquired certain assets and assumed certain liabilities of DAC Technologies of Arkansas, Inc. ("DAC Arkansas") in combination which was accounted for in a manner similar to a pooling of interest. Assets and liabilities that were not covered by this transaction included a receivable from a major stockholder and President, certain bridge loans, stockholder advances, an automobile, certain accounts payable, accrued commissions and accrued payroll totaling $200,488.

                  Consulting fees of $52,000 were paid to Telephone Connections Network, Inc., a company owned by the Company's majority stockholder, during the year ended December 31,1999, under the terms of a consulting agreement which expired March 1, 2000 and was not renewed. The Company incurred no expense under this agreement during the year ended December 31, 2000.

                  During the years ended December 31, 2000 and 1999, the Company made advances to a stockholder and certain employees of the Company. These advances totalled $50,865 and $11,708, respectively. At December 31, 2000 and 1999, the outstanding balances of advances to these individuals were $62,573 and $11,708, respectively. In addition, during the year ended December 31, 2000, the Company repaid a note payable to a shareholder of $3,000.


11.      COMMITMENTS AND CONTINGENCIES

                  On September 11, 2000, the Company entered into a letter of intent with Solid ISG Capital Markets, LLC ("Solid ISG") to underwrite a public offering of the Company's stock, and to act as financial advisors to the Company. On January 18, 2001, the Company filed a definitive information statement with the Securities and Exchange Commission covering this proposed transaction. On February 7, 2001, the Company was informally advised by Solid ISG that they desired to terminate this letter of intent. As of December 31, 2000, the Company had incurred no cost associated with this agreement.

                  The Company currently leases office and warehouse space under a lease that expires on January 31, 2002. Minimum future rental payments under this non-cancellable lease as of December 31, 2000 are as follows:


                                    2001                     $ 30,600
                                    2002                        2,550
                                                             --------

                                                             $ 33,150
                                                             ========


                  Rent expense for the years ended December 31, 2000 and 1999 was approximately $48,400 and $41,000, respectively.

                  In connection with the asset purchase transaction discussed in
         Note 10, the Company could be held liable in the event of litigation, for the outstanding balances of certain unsecured liabilities of DAC Arkansas totaling approximately $119,000. No accrual has been made for this contingency.


12.      MAJOR CUSTOMERS AND SUPPLIERS

                  During the year ended December 31, 2000, the Company had aggregate sales to two customers that exceeded ten percent of total net sales. Sales to these individual customers were 32.6% and 15.7% of net sales. During the year ended December 31, 1999, the Company had aggregate sales to four customers that exceeded ten percent of total net sales. Sales to these individual customers were 26.4%, 20.9%, 11.2% and 11.1% of net sales.

                  During the year ended December 31, 2000, the Company purchased 44%, 35% and 12%, respectively, of its products from three major suppliers. During the year ended December 31, 1999, the Company purchased 46% and 42%, respectively, of its products from two major suppliers. The Company is dependent upon these suppliers continuing in business and their ability to ship to the United States, but believes that they could replace these suppliers, if required to, at similar quality and terms.


13.      CONCENTRATION OF CREDIT RISK

                  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers. Approximately 56% and 70%, respectively, of the Company's accounts receivable at December 31, 2000 and 1999 were represented by three customers. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers. It maintains allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company's customer base and its customer's financial resources.


14.      FINANCIAL INFORMATION BY BUSINESS SEGMENT

                  The Company operates in three primary business segments delineated by products. The three segments are security products, gun locks and non-security products. The accounting policies of the Company's segments are the same as those described in Note 2. The Company's long-lived assets are located in the United States and China.

                  Information concerning operations in these segments of business is as follows:


                                                             2000                 1999
                                                         -----------           ----------

               Revenues
                 Security products
                   United States                         $   668,981           $  786,596
                   Germany                                   127,778              240,025
                   Gun-locks                               1,314,456              922,047
                   Non-security products                      37,980              188,219
                                                         -----------           ----------

               Total                                     $ 2,149,195           $2,136,887
                                                         ===========           ==========

               Income before income tax expense
                 Security products
                   United States                         $   (51,382)          $      589
                   Germany                                    (5,063)                 240
                 Gun-locks                                   128,206               92,360
                 Non-security products                         5,303               28,216
                                                         -----------           ----------

               Total                                     $    77,064           $  121,405
                                                         ===========           ==========

               Identifiable assets
                 Security products
                   United States                         $   416,282           $  586,298
                   China                                     208,735              120,718
                 Gun-locks
                   United States                             581,985              340,682
                   China                                      87,220               45,897
                 Non-security products                        31,719               72,806
                 Corporate                                    67,314               44,659
                                                         -----------           ----------

               Total                                     $ 1,393,255           $1,211,060
                                                         ===========           ==========


              Molds used to manufacture the Company's security products and gun locks are located in China (See Note 1).