Form 10QSB
period 2001-03-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2001-05-21
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
                                      ACT
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 000-29211

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           FLORIDA                                         65-0847852
-------------------------------                        ------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

    19955 NE 38TH COURT, AVENTURA, FL                        33180
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (305) 932-4441
                           (ISSUER'S TELEPHONE NUMBER)

         Check whether the Issuer (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        (1) Yes [X] No [ ]                    (2) Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of May 15, 2001, 5,365,656 shares of Common Stock are issued and outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I   ......................................................................... 1
         ITEM 1.  FINANCIAL STATEMENTS............................................ 1

PART F/S ......................................................................... 6
         SELECTED NOTES TO FINANCIAL STATEMENTS................................... 6
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                  OPERATION....................................................... 7
                  Background...................................................... 7
                  Financial Condition and Results of Operations................... 9
                  Liquidity and Capital Resources................................. 9
                  Trends   .......................................................10

PART II  .........................................................................10
         ITEM 1.  LEGAL PROCEEDINGS...............................................10
         ITEM 2.  CHANGES IN SECURITIES ..........................................10
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.........................................................10
         ITEM 5.  OTHER INFORMATION ..............................................10
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 -K...............................11

SIGNATURES........................................................................11

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages 2 through 5 following.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2001
                                    Unaudited


                                     Assets

Current assets
       Cash                                              $     24,456
       Accounts receivable                                    605,518
       Inventories                                            388,621
       Advances to employees                                  100,434
       Prepaid expenses                                        62,479
                                                         ------------
Total current assets                                        1,181,508
                                                         ------------
Property and equipment
       Furniture and fixtures                                 109,754
       Molds, dies, and artwork                               405,482
       Vehicles                                                34,709
                                                         ------------
                                                              549,945
       Accumulated depreciation                              (240,224)
                                                         ------------
Net property and equipment                                    309,721
                                                         ------------
Other assets
       Patents and trademarks, net of
       accumulated amortization of $11,012                    104,556
       Other                                                   62,716
                                                         ------------
Total other assets                                            167,272
                                                         ------------
Total assets                                             $  1,658,501
                                                         ============

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2001
                                    Unaudited


                Liabilities and Stockholders' equity

Current liabilities
    Due to factor                                        $    350,789
    Notes payable                                             382,407
    Accounts payable-trade                                    149,755
    Accrued payroll tax withholdings                          125,401
    Accrued expenses-other                                     21,155
    Income taxes payable                                        2,283
    Current maturities of long-term debt                       25,182
                                                         ------------
Total current liabilities                                   1,056,972
                                                         ------------
Long-term debt, less current maturities                             0
                                                         ------------
Stockholders' equity
    Common stock, $.001 par value; authorized
      10,000,000 shares; issued and outstanding
      5,267,815 shares                                          5,268
    Preferred stock, $.001 par value; authorized
      10,000,000 shares; none issued and outstanding
    Additional paid-in capital                                756,929
    Retained earnings (deficit)                              (160,668)
                                                         ------------
Total stockholders' equity                                    601,529
                                                         ------------
Total liabilities and stockholders' equity               $  1,658,501
                                                         ============

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                    Unaudited


                                                                    March 31,           March 31,
                                                                      2001                2000
                                                                   -----------         -----------
Net sales                                                          $   484,841         $   581,378
Cost of sales                                                          221,400             342,295
                                                                   -----------         -----------
Gross profit                                                           263,441             239,083
                                                                   -----------         -----------
Operating expenses
       Selling                                                          62,479              51,348
       General and administrative                                      180,998             125,820
                                                                   -----------         -----------
Total operating expenses                                               243,477             177,168
                                                                   -----------         -----------
Income from operations                                                  19,964              61,915
                                                                   -----------         -----------
Other income (expense)
       Interest expense                                                (18,817)            (23,061)
                                                                   -----------         -----------
Income (loss) before income tax expense                                  1,147              38,854
Provision for income taxes                                                  --                  --
                                                                   -----------         -----------
Net income (loss)                                                  $     1,147         $    38,854
                                                                   ===========         ===========
Numerator - net income (loss)                                      $     1,147         $    38,854
Denominator - weighted average number of shares outstanding          5,248,661           5,036,728
                                                                   -----------         -----------
Basic earnings (loss) per share                                    $      0.00         $      0.01
                                                                   ===========         ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                    Unaudited


                                                                    March 31,           March 31,
                                                                      2001                2000
                                                                   -----------         -----------
Cash flows from operating activities
       Net income (loss)                                           $     1,147         $    38,854
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Depreciation                                               14,250              12,430
             Amortization                                                  750                 485
             Changes in assets and liabilities
                   Accounts receivable                                (141,322)            (55,442)
                   Inventories                                         (25,352)             20,259
                   Advances to employees                               (37,861)            (19,060)
                   Prepaid expenses                                    (32,487)            (13,047)
                   Other assets                                        (41,314)                 --
                   Accounts payable - trade                             63,938             (45,450)
                   Accounts payable - related party                          0             (20,549)
                   Accrued payroll tax withholdings                     19,862              16,826
                   Accrued expenses other                                3,472               4,133
                                                                   -----------         -----------
Net cash provided by (used in) operating activities                   (176,064)            (99,415)
                                                                   -----------         -----------

Cash flows from investing activities
       Purchases of property and equipment                             (17,986)            (14,618)
       Purchases of patents and trademarks                                (900)
                                                                   -----------         -----------
Net cash provided by (used) in investing activities                    (18,886)            (14,618)
                                                                   -----------         -----------

Cash flows from financing activities
       Increase (decrease) in due to factor                             68,923              34,726
       Payments on long-term debt                                          215             (42,970)
       Net change in notes payable                                     114,762
       Proceeds from issuance of common stock                            7,926              75,000
       Payments on stock subscriptions receivable                                            2,632
                                                                   -----------         -----------
Net cash provided by (used in) financing activities                    191,826              69,388
                                                                   -----------         -----------


Increase (decrease) in cash                                             (1,977)             (5,791)

Cash - beginning of period                                              26,433              14,434
                                                                   -----------         -----------

Cash - end of period                                               $    24,456         $     8,643
                                                                   ===========         ===========

                                    PART F/S


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS

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

         Organization and Summary of Significant Accounting Policies

         Organization and basis of presentation - The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.

         Unaudited interim financial statements - The accompanying financial statements of the Company for the three months ended March 31, 2001 and 2000 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 2000 audited financial statements included in the Company's Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

         Equity Transactions

         On March 29, 2001, the Company issued 19,815 shares of common stock to Mr. James R. Pledger, the Company's President, pursuant to Mr. Pledger's employment contract with the Company.

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

(a)      Background

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and un-patented, designed to enhance and provide security for the consumer and for his property. We have placed particular emphasis on gun safety because it has become a prominent national issue due to the recent rash of school and workplace violence. We believe that there will be a continued public mandate for federal, state and local governments to pass gun safety legislation on all guns manufactured. With an estimated 220 million firearms in the U.S. alone, we believe we will be a major presence in the gun lock market. With respect to all our products we:

     -   develop and design

     -   outsource the manufacturing to unaffiliated third parties

     -   distribute and market

     -   use our private label

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

         In September, 2000, Mr. James R. Pledger joined us as our President. Immediately prior to joining us, Mr. Pledger was the National Sales Manager and Chief Sales Officer for Glock, Inc., a leading manufacturer of semi-automatic pistols. Mr. Pledger is also a 30 year veteran with the FBI. Mr. Pledger's efforts with us will be concentrated in sales and product development. The development of a national sales force has begun. Mr. Pledger has already been instrumental in the development of our new DAC Lok and DAC Safes, as well as developing our new subsidiary to provide training and consultation services to law enforcement. We believe the addition of Mr. Pledger, with his expertise and contacts in law enforcement will greatly benefit us in terms of sales and product development.

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

         We also have affiliated STI with a non-profit corporation, The Center for Law Enforcement Learning (CLEL), also incorporated in Arkansas in February 2001. CLEL will service clients, typically law enforcement agencies, who can only engage non-profit entities to provide training. STI will conduct the seminars and training programs for CLEL. For these services, CLEL agrees to pay a fee equal to 75-90% of the per student fee for the training event. STI entered into a memorandum of understanding with CLEL on April 9, 2001. STI will also enlist corporate "sponsors", who will pay a fee to exhibit their products at the various seminars. These "sponsors" see great value in the ability to exhibit their products to a large group of law enforcement management officials, many of whom may be decision makers for purchasing matters.

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

(b)      Financial Condition and Results of Operations.

         For the three months ended March 31, 2001, the Company had net sales revenues of $484,841 as compared to $581,378 for the three months ended March 31, 2000. This decrease of $96,537 was primarily related to sales of the Company's electronic alarms. Because of the Company's obtaining new manufacturers and retooling its product line during 2000, many of the Company's electronic alarms were not available until late in the first quarter of 2001.

         Despite the decrease in sales of $96,537, the Company's gross profit increased $24,358 as compared to the first quarter of 2000. Because of the Company's obtaining new manufacturers during 2000, which substantially reduced the costs of the Company's products, gross margins increased from 41% for the first quarter of 2000 to 54% for the first quarter of 2001.

         Operating expenses for the three months ended March 31, 2001 were $243,477, as compared to $177,168 for the preceeding year, an increase of $66,309. This increase is due primarily to the salaries of additional personnel hired during the second and third quarters of 2000 and other expenses related to being a public company which were not incurred in the first quarter of 2000.

(c)      Liquidity and Capital Resources

        Our primary source of cash is funds from our operations. We believe that external sources of liquidity could easily be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending March 31, 2001, we owed our factor approximately $350,789

        On March 12, 2001, the Company obtained a $150,000 line of credit from a local bank to be used to fund the startup costs associated with the Company's wholly-owned subsidiary, Summit Training International, Inc. As of March 31, 2001, the Company had borrowed $30,000 against this line of credit.

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

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

         We are the subject of a suit instituted by us against our former manufacturer Skit International, Ltd. and Uni-Skit Technologies, Inc. The suit, commenced in August 2000, alleges breach of a manufacturing contract which required the defendants to manufacture certain of our products within the range of "competitive pricing," a defined term. We are seeking damages and recission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants have denied the allegations and have counterclaimed for an outstanding balance of $182,625, for recission of the manufacturing agreement and for damage to its business reputation. We have denied, and believe there is no merit to the counterclaim's material allegations. We have replaced the defendants as manufacturers of our products.

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

ITEM 2.  CHANGES IN SECURITIES

         On March 29, 2001, the Company issued 19,815 shares of common stock to the Company's President, Mr. James R. Pledger, pursuant to an employment agreement between the Company and Mr. Pledger,

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8 -K

         The following documents are incorporated by reference from Registrant's Form 10SB filed with the Securities and Exchange Commission (the " Commission"), File No. 000-29211, on January 28, 2000:

          Exhibits

          2        Acquisition Agreement
          3(i)     Articles of Incorporation
          3(ii)    By-laws

         The following documents are incorporated by reference from Registrant's Form 14C, Definitive Information Statement, filed with the Securities and Exchange Commission (the "Commission"), file No. 000-29211, on January 18, 2001:

          3(i)     Amendment to Articles of Incorporation



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

         DAC Technologies Group International, Inc.

         By: /s/ David A. Collins
             ----------------------------------
             David A. Collins, Chairman and CEO


Date:  May 21, 2001