Form 10QSB
period 2001-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2001-08-17
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 000-29211

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


               FLORIDA                                   65-0847852
    -------------------------------                   ----------------
   (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

   1601 WESTPARK DRIVE #4C LITTLE ROCK, AR                     72204
   ---------------------------------------                   ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (501) 661-9100
                           --------------------------
                           (ISSUER'S TELEPHONE NUMBER)

         Check whether the Issuer (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        (1) Yes [x] No [ ]                    (2) Yes [x] No [ ]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of August 10, 2001, 5,348,956 shares of Common Stock are issued and outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [x]

                                TABLE OF CONTENTS


PART I..........................................................................................3

ITEM 1. FINANCIAL STATEMENTS....................................................................3

PART F/S.......................................................................................10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         PLAN OF OPERATION.....................................................................11
         Background............................................................................11
         Financial Condition and Results of Operations.........................................13
         Liquidity and Capital Resources.......................................................13
         Trends................................................................................14

PART II........................................................................................14

ITEM 1. LEGAL PROCEEDINGS......................................................................14

ITEM 2. CHANGES IN SECURITIES..................................................................14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................................14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................14

ITEM 5. OTHER INFORMATION......................................................................15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................15

SIGNATURES.....................................................................................16

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages 4 through 9 following.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                                  JUNE 30, 2001
                                    Unaudited


                        ASSETS

Current assets
       Cash                                       $    12,491
       Accounts receivable                            543,716
       Inventories                                    454,099
       Advances to employees                          103,989
       Prepaid expenses                                96,036
                                                  -----------
Total current assets                                1,210,331
                                                  -----------

Property and equipment
       Furniture and fixtures                         109,754
       Molds, dies, and artwork                       413,544
                                                  -----------
                                                      523,298
       Accumulated depreciation                      (239,516)
                                                  -----------
Net property and equipment                            283,782
                                                  -----------

Other assets
       Patents and trademarks, net of
       accumulated amortization of $11,762            129,095
       Other                                          130,205
                                                  -----------
Total other assets                                    259,300
                                                  -----------

Total assets                                      $ 1,753,413
                                                  ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                                  JUNE 30, 2001
                                    Unaudited


         Liabilities and Stockholders' Equity

Current liabilities
       Due to factor                                            $   244,547
       Notes payable                                                590,585
       Accounts payable-trade                                       139,457
       Accrued payroll tax withholdings                             161,212
       Accrued expenses-other                                        12,883
       Income taxes payable                                           2,283
                                                                -----------
Total current liabilities                                         1,150,967
                                                                -----------

Long-term debt, less current maturities                                   0
                                                                -----------


Stockholders' equity
       Common stock, $.001 par value; authorized
         50,000,000 shares; issued and outstanding
         5,344,656 shares                                             5,345
       Preferred stock, $.001 par value; authorized
         10,000,000 shares; none issued and outstanding
       Additional paid-in capital                                   817,431
       Retained earnings (deficit)                                 (220,330)
                                                                -----------
Total stockholders' equity                                          602,446
                                                                -----------

Total liabilities and stockholders' equity                      $ 1,753,413
                                                                ===========

                    DAC TECHNOLOGIES GROUP INTERNATIONAL, INC

                     STATEMENTS OF OPERATIONS (CONSOLIDATED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                    Unaudited


                                                                     June 30,            June 30,
                                                                      2001                2000
                                                                   -----------         -----------
Net sales                                                          $   979,448         $ 1,226,608

Cost of sales                                                          448,299             708,060
                                                                   -----------         -----------

Gross profit                                                           531,149             518,548
                                                                   -----------         -----------

Operating expenses
       Selling                                                         185,441             125,749
       General and administrative                                      365,426             251,322
                                                                   -----------         -----------
Total operating expenses                                               550,867             377,071
                                                                   -----------         -----------

Income from operations                                                 (19,718)            141,477
                                                                   -----------         -----------

Other income (expense)
       Interest expense                                                (38,797)            (45,035)
                                                                   -----------         -----------

Income (loss) before income tax expense                                (58,515)             96,442

Provision for income taxes                                                  --                  --
                                                                   -----------         -----------

Net income (loss)                                                  $   (58,515)        $    96,442
                                                                   ===========         ===========


Numerator - net income (loss)                                      $   (58,515)        $    96,442

Denominator - weighted average number of shares outstanding          5,307,951           5,082,637
                                                                   -----------         -----------

Basic earnings (loss) per share                                    $     (0.01)        $      0.02
                                                                   ===========         ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF CASH FLOWS (CONSOLIDATED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                    Unaudited


                                                                   June 30,       June 30,
                                                                     2001              2000
                                                                  ---------         ---------
Cash flows from operating activities
       Net income (loss)                                          $ (58,515)        $  96,442
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Issuance of common stock for services                   68,505
             Depreciation                                            28,500            25,583
             Amortization                                             1,500               970
             Changes in assets and liabilities
                   Accounts receivable                              (79,520)         (129,867)
                   Inventories                                      (90,830)          (40,107)
                   Advances to employees                            (41,416)          (44,664)
                   Prepaid expenses                                 (66,044)          (49,549)
                   Other assets                                    (108,803)           (4,711)
                   Accounts payable - trade                          53,640           (19,395)
                   Accounts payable - related party                       0           (19,368)
                   Accrued payroll tax withholdings                  55,673            38,602
                   Accrued expenses other                            (4,800)           (2,891)
                                                                  ---------         ---------
Net cash provided by (used in) operating activities                (183,595)         (245,397)
                                                                  ---------         ---------

Cash flows from investing activities
       Purchases of property and equipment                          (26,048)          (20,641)
       Proceeds from sale of property & equipment                    19,750
       Purchases of patents and trademarks                          (26,189)
                                                                  ---------         ---------
Net cash provided by (used) in investing activities                 (32,487)          (20,641)
                                                                  ---------         ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                         (37,319)          138,542
       Payments on long-term debt                                   (24,966)          (63,837)
       Net change in notes payable                                  322,940
       Proceeds from issuance of common stock                                         109,175
       Payments on stock subscriptions receivable                                       2,632
                                                                  ---------         ---------
Net cash provided by (used in) financing activities                 260,655           186,512
                                                                  ---------         ---------


Increase (decrease) in cash                                         (13,942)           16,916

Cash - beginning of period                                           26,433            14,434
                                                                  ---------         ---------

Cash - end of period                                              $  12,491         $  31,350
                                                                  =========         =========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENT OF OPERATIONS (CONSOLIDATED)

                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                    Unaudited


                                                                     June 30,            June 30,
                                                                       2001               2000
                                                                   -----------         -----------
Net sales                                                          $   494,608         $   645,230

Cost of sales                                                          226,899             365,765
                                                                   -----------         -----------

Gross profit                                                           267,709             279,465
                                                                   -----------         -----------

Operating expenses
       Selling                                                         122,963              74,401
       General and administrative                                      184,429             125,502
                                                                   -----------         -----------
Total operating expenses                                               307,392             199,903
                                                                   -----------         -----------

Income from operations                                                 (39,683)             79,562
                                                                   -----------         -----------

Other income (expense)
       Interest expense                                                (19,979)            (21,974)
                                                                   -----------         -----------

Income (loss) before income tax expense                                (59,662)             57,588

Provision for income taxes                                                  --                  --
                                                                   -----------         -----------

Net income (loss)                                                  $   (59,662)        $    57,588
                                                                   ===========         ===========


Numerator - net income (loss)                                      $   (59,662)        $    57,588

Denominator - weighted average number of shares outstanding          5,366,599           5,128,412
                                                                   -----------         -----------

Basic earnings (loss) per share                                    $     (0.01)        $      0.01
                                                                   ===========         ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENT OF CASH FLOWS (CONSOLIDATED)

                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                    Unaudited


                                                                   June 30,          June 30,
                                                                     2001             2000
                                                                  ---------         ---------
Cash flows from operating activities
       Net income (loss)                                          $ (59,662)        $  57,588
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Issuance of common stock for services                   60,579
             Depreciation                                            14,250            13,153
             Amortization                                               750               485
             Changes in assets and liabilities
                   Accounts receivable                               61,802           (74,425)
                   Inventories                                      (65,478)          (60,366)
                   Advances to employees                             (3,555)          (25,604)
                   Prepaid expenses                                 (33,557)          (36,502)
                   Other assets                                     (67,489)           (4,711)
                   Accounts payable - trade                         (10,298)           26,055
                   Accounts payable - related party                       0             1,180
                   Accrued payroll tax withholdings                  35,811            21,776
                   Accrued expenses other                            (8,272)           (7,024)
                                                                  ---------         ---------
Net cash provided by (used in) operating activities                 (15,457)         (145,983)
                                                                  ---------         ---------

Cash flows from investing activities
       Purchases of property and equipment                           (8,062)           (6,023)
       Proceeds from sale of property & equipment                    19,751
       Purchases of patents and trademarks                          (25,289)
                                                                  ---------         ---------
Net cash provided by (used) in investing activities                 (13,600)           (6,023)
                                                                  ---------         ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                        (106,242)          103,816
       Payments on long-term debt                                   (25,182)          (20,866)
       Net change in notes payable                                  208,178
       Proceeds from issuance of common stock                                          34,175
                                                                  ---------         ---------
Net cash provided by (used in) financing activities                  76,754           117,125
                                                                  ---------         ---------


Increase (decrease) in cash                                         (11,965)           22,707

Cash - beginning of period                                           24,456             8,643
                                                                  ---------         ---------

Cash - end of period                                              $  12,491         $  31,350
                                                                  =========         =========


                                    PART F/S


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS

-        Nature of Business


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

                  The Company also, through its wholly-owned subsidiary, Summit Training International, Inc., provides training and educational seminars for law enforcement and corporate communities. The accompanying financial statements reflect the financial condition and results of operations on a consolidated basis.

-        Organization and Summary of Significant Accounting Policies


         - Organization and basis of presentation - The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.

         - Unaudited interim financial statements - The accompanying financial statements of the Company for the six months ended June 30, 2001 and 2000 and for the three months ended June 30, 2001 and 2000 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 2000 audited financial statements included in the Company's Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

-        Equity Transactions


                  On March 29, 2001 and April 11, 2001, the Company issued 19,815 and 22,141 shares (respectively) of common stock to Mr. James R. Pledger, the Company's President, pursuant to Mr. Pledger's employment contract with the Company.

                  On April 4, 2001, the Company issued 75,000 shares of common stock to Mr. Richard Perkins to purchase exclusive rights to a patent owned by Mr. Perkins for a new gun lock designed for Glock handguns.

                  On June 1, 2001, the Company issued 34,000 shares of common stock to Mr. Kenneth Shemin, for legal services to be performed in connection with the Company's lawsuit filed against its former manufacturer.

                  On June 27, 2001, the Company received and retired 55,000 shares of common stock from Joseph Safina. These shares had previously been issued to Mr. Safina in connection with a consulting agreement entered into between Mr. Safina and the Company. The consulting agreement was mutually terminated and the returned shares represent the unearned portion of the shares previously issued.


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

         The Company's business model and strategy for growth will focus on:

         -        increased penetration of our existing markets
         -        aggressive targeting and penetration of other markets, i.e.
                  sporting goods retailers
         - diversification of products and services to provide a base for continued growth
         -        adoption of new technologies for safety and security products
         -        adoption of new product lines
         - identification and recruitment of effective manufacturer's representatives to actively market these products on a national and international basis
         -        aggressive cost containment

         We believe that continued growth for the Company will require us to continually innovate and improve our existing line of products and services to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products which will appeal to gun owners.

         To diversify our product offerings while following our core business, we have identified and developed a line of security safes that we believe will provide the Company with a favorable niche in the marketplace. These safes are of strong, all-steel construction for the storage of handguns, long-guns or valuables. Consistent with our corporate philosophy, these are high-quality safes offered at reasonable prices.

         During the third and fourth quarters of 2001, we will be introducing a number of new products; including the DAC Lok for Glock pistols, a line of wall safes and several new floor safes. In addition, we also have under development two unique safes designed for the automotive and recreational markets. During the second quarter of 2001, we incurred extra expenses related to the research and development of these products and have also incurred various marketing expenses, including attendance at several trade shows. These expenses impacted our profitability during the second quarter of 2001, but were necessary for the effective rollout of these new products. We anticipate excellent customer response to these new products during the third and fourth quarters, which should significantly improve revenues and profits. These additional expenses were necessary to prepare the Company for the future and to ensure the opportunity to grow as we introduce these new products.

         In addition to firearm and personal safety devices, we are actively pursuing the expansion of our line of products for the health care industry.

         The Company is moving from a business model with a tightly focused line of products sold primarily through large retailers to a model involving a significantly diversified line of products and services, marketed and sold throughout several industries by an active, motivated sales force.

         The principal key to increasing the rate of the Company's growth is the availability of capital to maintain additional inventory, develop or acquire new products and secure motivated, professional employees.

         With respect to all our products we:

         -   develop and design
         -   outsource the manufacturing to unaffiliated third parties
         -   distribute and market
         -   use our private label

         We have also developed a wide range of security and non-security products for the home, automobile, and person including various metal, plastic injection and leather products. At this time, we primarily sell to mass market retailers such as Wal-Mart, Walgreens and K-Mart. However, recent initiatives to develop a nation-wide cadre of manufacturer's representatives will allow us to penetrate the entire sporting goods market, which consists of many thousands of smaller gun shops and sporting goods stores. The majority of our products are manufactured and imported from mainland China and shipped to a central location in Little Rock, Arkansas for distribution. We have also entered into relationships with two companies to provide fulfillment services on the East coast and West coast to reduce freight costs and increase our ability to service our customers.

         In our continuing efforts to provide high quality, low cost products for consumers, we hired Mr. James Buie in April, 2000, as Head of Manufacturing. Mr. Buie has extensive manufacturing experience in China, having lived and worked in China for several years with previous employers, and speaks fluent Chinese. Through Mr. Buie's efforts, we have established relationships with new suppliers, at prices for our products significantly lower than our previous suppliers. Initial efforts in this area concentrated on our gun safety products. The effect of these lower costs on our gross profit were first realized late in the 3rd quarter of 2000, and continue into 2001. We have just begun production of our electronic products with our new suppliers in the 1st quarter of 2001, again at significantly lower costs than with previous suppliers. By retooling almost our entire product line, we will not only continue to realize significant increases in our gross margins, but we have positioned ourselves so that we can easily and quickly change suppliers when future cost savings become available with other suppliers.

         In September, 2000, Mr. James R. Pledger joined us as our President. On July 11, 2001, Mr. Pledger was named Chairman and CEO, due to the resignation of David A. Collins, the company's founder. Mr. Collins through his consulting company, DAC Investment & Consultant Corp., will maintain a relationship with the Company and will continue to handle key accounts, such as Wal Mat, Kmart and others on a consulting basis.

         Immediately prior to joining the Company, Mr. Pledger was the National Sales Manager and Chief Sales Officer for Glock, Inc., a leading manufacturer of semi-automatic pistols. Mr. Pledger is also a 30 year veteran with the FBI. We believe that Mr. Pledger, with his expertise and contacts in law enforcement will greatly benefit us in terms of executive management, sales and product development.

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

         We have entered into the business of providing training and consulting services primarily to law enforcement, but also to corporate clients. To implement this new business in February 2001 we formed a wholly-owned subsidiary, Summit Training International (STI) an Arkansas corporation. STI's objective is to provide quality, affordable training on contemporary issues facing the law enforcement and corporate communities, with a particular focus on crime in the workplace. Instructional content, communicated through vehicles such as courses, seminars and conferences, will address issues such as Recruiting and Retention of Employees, Ethics and Integrity, Racial Profiling, Hate Crimes, Police and Community Joint Partnerships and Violence in the Workplace. Other courses and consulting activities will address issues related to Assessment Centers in Law Enforcement Promotions, and will provide training for both attendees and assessors of law enforcement assessment centers.

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

         The STI/CLEL partnership conducted its first training seminars in June, 2001 and will be conducting other training activities on an ongoing basis. The June seminars covered "The Recruiting and Retention of Law Enforcement and Corrections Personnel," "Ethics and Integrity," and "Public/Private Partnerships for Public Safety."

         In addition, STI has several pending matters involving bids for training services with major law enforcement organizations or agreements in principle where STI or CLEL will provide training services on an ongoing basis.

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

(B)      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         For the six months ended June 30, 2001, the Company had net sales revenues of $979,448 as compared to $1,226,608 for the six months ended June 30, 2000. For the three months ended June 30, 2001, the Company had net sales revenues of $494,608 as compared to $645,230 for the three months ended June 30, 2000. These decreases of $247,160 and $150,622, respectively, were caused by a number of issues, including the general downturn of the U.S. economy, a severe decline in sales of firearms in the shooting sports industry which impacted gun lock sales. In addition, the Company obtained new manufacturers and retooled much of its product line during 2000 to achieve greater margins and improve quality. These efforts delayed the availability of some of the Company's electronic alarms due to the development and evolution of these products with the new manufacturers.

         Despite the decrease in sales of $247,160 for the six months ended June 30, 2001, the Company's gross profit increased $12,601 as compared to the same six month period of 2000. Because of the Company's obtaining new manufacturers during 2000, which substantially reduced the costs of the Company's products, gross margins increased from 42% and 43% for the six month and three month periods ended June 30, 2000, to 54% for both the six month and three month periods ended June 30, 2001.

         Operating expenses for the six months and three months periods ended June 30, 2001 were $550,867 and $307,392, as compared to $377,071 and $199,903 for the preceding year. These increases are due primarily to an increase in salaries and additional expenses incurred related to the research and development of new products, as well as various marketing expenses, including attendance at several trade shows.

         During the third and fourth quarters of 2001, the Company will be introducing a number of new products, including the DAC Lok for Glock pistols, a line of wall safes and several new floor safes. In addition, we also have under development two unique safes designed for the automotive and recreational markets. The additional expenses incurred during the first and second quarters of 2001 relating to the development of these new products affected our profitability during those periods, but were necessary for the effective rollout of these new products, which should significantly improve revenues and profits.

(C)      LIQUIDITY AND CAPITAL RESOURCES

        Our primary source of cash is funds from our operations. We believe that external sources of liquidity could easily be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending June 30, 2001, we owed our factor approximately $244,547.

        On March 12, 2001, the Company obtained a $150,000 line of credit from a local bank to be used to fund the startup costs associated with the Company's wholly-owned subsidiary, Summit Training International, Inc. As of June 30, 2001, the Company had borrowed $125,000 against this line of credit.

(D)      TRENDS

         Ongoing publicity involving firearms has caused gun safety to become a prominent issue nationally. Gun violence, especially in schools has prompted the President, as well as national and state legislators, to debate legislation requiring gun safety locks on all firearms. Threatened litigation against gun manufacturers has caused them to seriously consider placing gun safety locks on the guns they manufacture. We believe sales revenues in this area will grow significantly.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

         We are the Plaintiff in a legal action instituted by us against our former manufacturer Skit International, Ltd., Uni-Skit Technologies, Inc. and Uni-Tat International, Inc. The suit, commenced in August 2000, alleges breach of a manufacturing contract which required the defendants to manufacture certain of our products within the range of "competitive pricing," a defined term. We are seeking damages and recission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants have denied the allegations and have counterclaimed for an outstanding balance of $182,625, for recission of the manufacturing agreement and for damage to its business reputation. We have denied, and believe there is no merit to the counterclaim's material allegations. We have replaced the defendants as manufacturers of our products.

In another matter, we instituted suit along with The Collins Family Trust, in which David Collins, the former Chairman and CEO claims a beneficial interest, and DAC Technologies of America, Inc., our predecessor, against Larry Legel, our former Certified Public Accountant, Director and the Trustee of The Collins Family Trust. The suit, commenced in March, 2001 alleges we transferred 180,000 of our shares of common stock for services which the Defendant did not provide. The suit also alleges that the Defendant breached an agreement not to sell his shares before certain private investors had recouped their investment. We are seeking equitable recission, damages, and injunctive relief.

         The Company has been made aware of the filing of LEGAL v. DAC, which was filed in Florida by our former officer and director, Larry Legal, alleging the failure by the Company and its officers to permit the sale of his shares. The Company has not yet been served with this action.

ITEM 2.  CHANGES IN SECURITIES

         On March 29, 2001 and April 11, 2001, the Company issued 19,815 and 22,141 shares (respectively) of common stock to Mr. James R. Pledger, the Company's President, pursuant to Mr. Pledger's employment contract with the Company.

         On April 4, 2001, the Company issued 75,000 shares of common stock to Mr. Richard Perkins to purchase exclusive rights to a patent owned by Mr. Perkins for a new gun lock designed for Glock handguns.

         On June 1, 2001, the Company issued 34,000 shares of common stock to Mr. Kenneth Shemin, for legal services to be performed in connection with the Company's lawsuit filed against its former manufacturer.

         On June 27, 2001, the Company received and retired 55,000 shares of common stock from Joseph Safina. These shares had previously been issued to Mr. Safina in connection with a consulting agreement entered into between Mr. Safina and the Company. The consulting agreement was mutually terminated and the returned shares represent the unearned portion of the shares previously issued.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are incorporated by reference from Registrant's Form 10SB filed with the Securities and Exchange Commission (the "Commission"), File No. 000-29211, on January 28, 2000:

          Exhibits

          2        Acquisition Agreement
          3(i)     Articles of Incorporation
          3(ii)    By-laws

          The following documents are filed herewith:

          Exhibits

          3(iii)   Articles of Amendment to the Articles of Incorporation

          3(iv)    Amendment to the Articles of Incorporation

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

         DAC Technologies Group International, Inc.

         By:       /s/ James R. Pledger
                  ----------------------------------
                  James R. Pledger, Chairman and CEO

Dated: August 13, 2001