Form 10QSB
period 2001-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2001-11-14
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from        to
                                                ------    ------

                        Commission File Number 000-29211

                   DAC Technologies Group International, Inc.
                 (Name of Small Business Issuer in its charter)


            Florida                                        65-0847852
-------------------------------                       ------------------
(State or other jurisdiction of                 (I.R.S. Employer incorporation
       or organization)                                 Identification No.)

         1601 Westpark Drive #4C Little Rock, AR             72204
         (Address of principal executive offices)          (Zip Code)

                                 (501) 661-9100
                           (Issuer's telephone number)

                            19955 NE 38th Court, #601
                             Aventura, Florida 33180
                             -----------------------
                  (Former Address if Changed Since Last Report)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        (1) Yes [x] No [ ]                    (2) Yes [x ] No [ ]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of November 12, 2001, 5,648,956 shares of Common Stock are issued and outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [x]

                                                 TABLE OF CONTENTS

PART I   .........................................................................................................4
         ITEM 1.  FINANCIAL STATEMENTS............................................................................4
         PART F/S ................................................................................................5
         SELECTED NOTES TO FINANCIAL STATEMENTS...................................................................5
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         PLAN OF OPERATION........................................................................................7
         Background...............................................................................................7
         DAC TECHNOLOGIES CORE BUSINESS...........................................................................9
         Summit Training International (STI) and The Center for Law Enforcement Learning
         (CLEL)..................................................................................................11
         Liquidity and Capital Resources ........................................................................13
         Trends..................................................................................................14

PART II  ........................................................................................................14
         ITEM 1.  LEGAL PROCEEDINGS .............................................................................14
         ITEM 2.  CHANGES IN SECURITIES..........................................................................15
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............................................................15
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS........................................................................................15
         ITEM 5.  OTHER INFORMATION .............................................................................15
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 -K .............................................................15

SIGNATURES.......................................................................................................16

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                               SEPTEMBER 30, 2001
                                    Unaudited


                                     Assets
                                     ------

Current assets
    Cash                                              $    38,070
    Accounts receivable                                   630,626
    Inventories                                           552,435
    Advances to employees                                 107,171
    Prepaid expenses                                      116,962
                                                      -----------
Total current assets                                    1,445,264
                                                      -----------

Property and equipment
    Furniture and fixtures                                114,940
    Molds, dies, and artwork                              414,344
                                                      -----------
                                                          529,284
    Accumulated depreciation                             (253,766)
                                                      -----------
Net property and equipment                                275,518
                                                      -----------

Other assets
    Patents and trademarks, net of
    accumulated amortization of $12,512                   128,345
    Other                                                 127,852
                                                      -----------
Total other assets                                        256,197
                                                      -----------

Total assets                                          $ 1,976,979
                                                      ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                               SEPTEMBER 30, 2001
                                    Unaudited


                      Liabilities and Stockholders' equity
                      ------------------------------------

 Current liabilities
     Due to factor                                                  $   388,084
     Notes payable                                                      739,014
     Accounts payable-trade                                             159,139
     Accrued payroll tax withholdings                                   145,423
     Accrued expenses-other                                              13,354
     Income taxes payable                                                 2,283
                                                                    -----------
 Total current liabilities                                            1,447,297
                                                                    -----------


 Stockholders' equity
     Common stock, $.001 par value; authorized
       50,000,000 shares; issued and outstanding
       5,398,956 shares                                                   5,399
     Preferred stock, $.001 par value; authorized
       10,000,000 shares; none issued and outstanding
     Additional paid-in capital                                         875,332
     Stock subscriptions receivable                                      (3,537)
     Retained earnings (deficit)                                       (347,512)
                                                                    -----------
Total stockholders' equity                                              529,682
                                                                    -----------

 Total liabilities and stockholders' equity                         $ 1,976,979
                                                                    ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF OPERATIONS (CONSOLIDATED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                    Unaudited


                                                                  Sept. 30,         Sept. 30,
                                                                     2001              2000
                                                                 -----------       -----------

Net sales                                                        $ 1,536,521       $ 1,726,523

Cost of sales                                                        737,449           962,518
                                                                 -----------       -----------

Gross profit                                                         799,072           764,005
                                                                 -----------       -----------

Operating expenses
    Selling                                                          387,758           116,170
    General and administrative                                       532,348           458,719
                                                                 -----------       -----------
Total operating expenses                                             920,106           574,889
                                                                 -----------       -----------

Income from operations                                              (121,034)          189,116
                                                                 -----------       -----------

Other income (expense)
    Interest expense                                                 (64,663)          (63,898)
                                                                 -----------       -----------

Income (loss) before income tax expense                             (185,697)          125,218

Provision for income taxes                                                --                --
                                                                 -----------       -----------

Net income (loss)                                                $  (185,697)      $   125,218
                                                                 ===========       ===========


Numerator - net income (loss)                                    $  (185,697)      $   125,218

Denominator - weighted average number of shares outstanding        5,323,844         5,136,481
                                                                 -----------       -----------

Basic earnings (loss) per share                                  $     (0.03)      $      0.02
                                                                 ===========       ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF CASH FLOWS (CONSOLIDATED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                    Unaudited


                                                             Sept. 30,       Sept. 30,
                                                                2001            2000
                                                             ---------       ---------
Cash flows from operating activities
    Net income (loss)                                        $(185,697)      $ 125,218
    Adjustments to reconcile net income to
      net cash provided (used in) operating activities:
          Issuance of common stock for services                 76,460
          Depreciation                                          42,750          39,098
          Amortization                                           2,250           1,455
          Changes in assets and liabilities
              Accounts receivable                             (166,430)         33,271
              Inventories                                     (189,166)         (7,582)
              Advances to employees                            (44,598)              0
              Prepaid expenses                                 (86,970)       (101,028)
              Other assets                                    (106,450)         (4,711)
              Accounts payable - trade                          73,322         (61,539)
              Accounts payable - related party                       0         (52,582)
              Accrued payroll tax withholdings                  39,884          38,284
              Accrued expenses other                            (4,329)         (8,150)
                                                             ---------       ---------
Net cash provided by (used in) operating activities           (363,277)       (123,484)
                                                             ---------       ---------

Cash flows from investing activities
    Purchases of property and equipment                        (32,034)        (27,910)
    Proceeds from sale of property & equipment                  19,750
    Purchases of patents and trademarks                        (26,189)
                                                             ---------       ---------
Net cash provided by (used) in investing activities            (38,473)        (27,910)
                                                             ---------       ---------

Cash flows from financing activities
    Increase (decrease) in due to factor                       106,218         (30,487)
    Payments on long-term debt                                 (24,966)        (64,438)
    Net change in notes payable                                471,369
    Proceeds from issuance of common stock                      46,463         109,174
    Payments on stock subscriptions receivable                                   2,632
                                                             ---------       ---------
Net cash provided by (used in) financing activities            599,084          16,881
                                                             ---------       ---------


Increase (decrease) in cash                                     11,637          (9,295)

Cash - beginning of period                                      26,433          14,434
                                                             ---------       ---------

Cash - end of period                                         $  38,070       $   5,139
                                                             =========       =========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENT OF OPERATIONS (CONSOLIDATED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                    Unaudited


                                                                  Sept. 30,         Sept. 30,
                                                                     2001              2000
                                                                 -----------       -----------

Net sales                                                        $   557,073       $   499,916

Cost of sales                                                        289,150           254,458
                                                                 -----------       -----------

Gross profit                                                         267,923           245,458
                                                                 -----------       -----------

Operating expenses
    Selling                                                          202,317            46,203
    General and administrative                                       166,921           151,615
                                                                 -----------       -----------
Total operating expenses                                             369,238           197,818
                                                                 -----------       -----------

Income from operations                                              (101,315)           47,640
                                                                 -----------       -----------

Other income (expense)
    Interest expense                                                 (25,866)          (18,863)
                                                                 -----------       -----------

Income (loss) before income tax expense                             (127,181)           28,777

Provision for income taxes                                                --                --
                                                                 -----------       -----------

Net income (loss)                                                $  (127,181)      $    28,777
                                                                 ===========       ===========


Numerator - net income (loss)                                    $  (127,181)      $    28,777

Denominator - weighted average number of shares outstanding        5,355,104         5,243,000
                                                                 -----------       -----------

Basic earnings (loss) per share                                  $     (0.02)      $      0.01
                                                                 ===========       ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENT OF CASH FLOWS (CONSOLIDATED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                    Unaudited


                                                             Sept. 30,       Sept. 30,
                                                               2001            2000
                                                             ---------       ---------
Cash flows from operating activities
    Net income (loss)                                        $(127,181)      $  28,777
    Adjustments to reconcile net income to
      net cash provided (used in) operating activities:
          Issuance of common stock for services                  7,955
          Depreciation                                          14,250          13,515
          Amortization                                             750             485
          Changes in assets and liabilities
              Accounts receivable                              (86,910)        163,138
              Inventories                                      (98,336)         32,525
              Advances to employees                             (3,182)              0
              Prepaid expenses                                 (20,926)         (6,815)
              Other assets                                       2,353               0
              Accounts payable - trade                          19,682         (42,144)
              Accounts payable - related party                       0         (33,214)
              Accrued payroll tax withholdings                 (15,789)           (319)
              Accrued expenses other                               470          (5,260)
                                                             ---------       ---------
Net cash provided by (used in) operating activities           (179,683)        121,911
                                                             ---------       ---------

Cash flows from investing activities
    Purchases of property and equipment                         (5,986)         (7,269)
                                                             ---------       ---------
Net cash provided by (used) in investing activities             (5,986)         (7,269)
                                                             ---------       ---------

Cash flows from financing activities
    Increase (decrease) in due to factor                       143,537        (169,029)
    Payments on long-term debt                                       0            (601)
    Net change in notes payable                                148,429
    Proceeds from issuance of common stock                      46,463               0
                                                             ---------       ---------
Net cash provided by (used in) financing activities            338,429        (169,630)
                                                             ---------       ---------


Increase (decrease) in cash                                     25,579         (26,211)

Cash - beginning of period                                      12,491          31,350
                                                             ---------       ---------

Cash - end of period                                         $  38,070       $   5,139
                                                             =========       =========

                                    PART F/S
                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS


NATURE OF BUSINESS

         DAC Technologies Group International, Inc. (the "Company"), a Florida corporation, is in the business of developing, manufacturing and marketing various consumer products, patented and unpatented, which are designed to provide security for the consumer and their property. In addition, the Company has developed a wide range of security and non-security products for the home, automobile and individual. The majority of the Company's products are manufactured and imported from mainland China and are shipped to the Company's central warehouse facility in Little Rock, Arkansas, and fulfillment houses on the East coast and West coast. These products, along with other items manufactured in the United States, are sold primarily to mass merchants and sporting goods retailers throughout the United States and international locations.

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

         The Company's official headquarters has been changed to its corporate offices in Arkansas at 1601 Westpark Drive, Suite 4C, Little Rock, AR 72204.

         Unaudited interim financial statements - The accompanying financial statements of the Company for the nine months ended September 30, 2001 and 2000 and for the three months ended September 30, 2001 and 2000 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 2000 audited financial statements included in the Company's Form 10K-SB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

EQUITY TRANSACTIONS

         In August 2001, the Company began efforts to raise additional capital through the private placement of the Company's common stock. Parameters for the sale called for restricted stock to be sold in units of 50,000 shares at $1.00 per share. If fully subscribed, the Company will raise $1.5 million from this offering. This offering is open until December 31, 2001.

         As of November 12, 2001, the Company had raised $300,000 from the offering.

SUMMARY FINANCIAL INFORMATION

         The accompanying financial statements are presented on a consolidated basis and include the financial condition and results of operation for the Company (DAC) and its wholly owned subsidiary Summit Training International, Inc. (STI). The following summary financial information is provided for each company separately without elimination of intercompany transactions which accounts for the differences between the figures set forth below and the figures on the Company's consolidated balance sheet.

Balance Sheet:                              DAC            STI
                                        ----------      ---------
         Current assets                 $1,593,084      $   1,680
         Property & equipment, net         275,518
         Other assets                      168,792         87,405
                                        ----------      ---------
         Total assets                   $2,037,394      $  89,085
                                        ----------      ---------

         Liabilities                    $1,445,114      $ 151,683

         Stockholders' equity              592,280        (62,598)
                                        ----------      ---------

         Total liabilities &
         Stockholders' equity           $2,037,394      $  87,405
                                        ----------      ---------

Results of operations for the periods ended September 30, 2001:

                                            Nine Months                       Three Months
                                               DAC               STI              DAC            STI

         Revenues                           $ 1,480,684       $  55,837       $ 551,075       $  5,998
         Cost of sales                          737,449                         289,150
                                            -----------       ---------       ---------       --------
         Gross profit                           743,235          55,837         261,925          5,998
         Operating expenses                     805,261         114,845         280,307         88,931
                                            -----------       ---------       ---------       --------
         Income/(loss) from operations          (62,026)        (59,008)        (18,382)       (82,933)
         Interest expense                       (61,073)         (3,590)        (23,581)        (2,285)
                                            -----------       ---------       ---------       --------
         Net income/(loss)                  $  (123,099)      $ (62,598)      $ (41,963)      $(85,218)
                                            -----------       ---------       ---------       --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


         The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10Q-SB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

         (a)      BACKGROUND

SUMMARY

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products designed to enhance and provide security for the consumer and his property. We have placed particular emphasis on gun safety because it has become a prominent national issue due to incidents of school and workplace violence. Handgun sales have increased dramatically due to personal security concerns caused by the terrorist attack on America on September 11, 2001. Many Americans purchasing these handguns are also concerned for the safe storage of these firearms in the home environment.

         In the third quarter, the Company's core business of safety and security products strengthened its competitive position in a challenging market and revenue increased by 10% as compared to the third quarter of 2000. Aggressive efforts to increase our "footprint" and availability of our products to consumers resulted in an increase in the number of wholesale distributors and retail dealers who sell these items. Through our field sales representatives and our own marketing efforts, we identified and sold products to a number of new customers. In particular, the number of new distributors is encouraging, since these distributors already have established retail dealer networks to whom they sell their products. We hope that this strategy will result in faster growth and demand for our products.

         In the third quarter, we also completed the development of a new product, the DAC SportSafe. This is an exciting new product and we have already received a verbal commitment from a mass merchant customer for 5,000 units for delivery in the fourth quarter. We expect to receive a purchase order shortly. This should have an immediate, positive impact on revenue and profitability in the fourth quarter and beyond. During the fourth quarter, we will introduce this new product to other mass merchants and traditional sporting goods stores and expect this product to provide substantial revenue in 2002.

         We continue to incur substantial expenses related to the development of new products and their start up costs that we will market in 2002 and beyond. We will continue to innovate to exploit market niches where we can be successful.

         We also operate a non-core business, Summit Training International
(STI), our wholly owned subsidiary that conducts law enforcement training. STI is a startup company that began operations in February 2001. The original business plan called for the company to conduct national seminars in centralized locations. This strategy relied on the desire for training and the ease and availability of travel to these conferences. The general downturn in the economy resulted in severe pressure being placed on travel and training budgets for government agencies. As a result, conferences held in the third quarter were poorly attended despite intensive marketing efforts. While revenues exceeded costs for each conference, total revenue fell significantly short of expectations. As a result, it was necessary in August to suspend the use of our consultants and our marketing firm to reduce expenses. In addition, the terrorist attack on the United States in September effectively stopped most discretionary air travel and required law enforcement officials to stay at home to provide increased security. This had an immediate negative effect on STI operations and it was necessary to cancel a course scheduled in October for which substantial marketing expenses had already been incurred. STI operations continue with one full-time employee, our cadre of contract instructors and administrative support from DAC personnel.

         During this quarter, we initiated a private placement offering of the company's stock. We plan to raise $1,500,000 through the offering of restricted stock to provide for our continued growth. If fully subscribed, the proceeds will result in our company being virtually debt-free, with productive mature accounts, exciting new products and an aggressive business plan. As of November 9, 2001, we have raised $300,000 from this offering.

DAC TECHNOLOGIES CORE BUSINESS

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and unpatented, designed to enhance and provide security for the consumer and his property. We have placed particular emphasis on gun safety because it has become a prominent national issue due to incidents of school and workplace violence. In particular, our products consist of gun locks, trigger locks, security safes, specialty safes, personal protection devices and items for the health care industry. A significant portion of our business is with mass market retailers such as Wal-Mart, Walgreens and K-Mart. However, initiatives to develop a nation-wide cadre of manufacturer's representatives will allow us to penetrate the entire sporting goods market, which consists of many thousands of smaller gun shops and sporting goods stores. The majority of our products are manufactured and imported from mainland China and shipped to a central location in Little Rock, Arkansas. We have also entered into relationships with two companies to provide fulfillment services on the East coast and West coast to reduce freight costs and increase our ability to service our customers.

The Company's business model and strategy for growth focus on:

         -        increased penetration of our existing markets;

         -        aggressive targeting and penetration of other markets, i.e.
                  sporting goods retailers;

         - diversification of products and services to provide a base for continued growth; adoption of new technologies for safety and security products;

         -        adoption of new product lines;

         - identification and recruitment of effective manufacturer's representatives to actively market these products on a national and international basis;and

         -        aggressive cost containment

         The principal key to increasing the rate of the Company's growth is the availability of capital to maintain additional inventory, develop or acquire new products and secure motivated, professional employees. In this regard, the Company began efforts in August 2001 to raise $1.5 million through the private placement of its common stock. Funds generated from this stock offering will be used for the reduction of the Company's debt and increases in the Company's inventory, marketing activities, research and development and operating capital. As of November 9, 2001, we have raised $300,000 in new capital.

         We believe that continued growth for the Company will require us to continually innovate and improve our existing line of products and services to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners.

         To diversify our product offerings while following our core business, we have identified and developed a line of security safes that we believe will provide the Company with a favorable niche in the marketplace. These safes are of strong, all-steel construction for the storage of handguns, long-guns or valuables. The line will consist of four floor safes, four wall safes and one specialty safe. Consistent with our corporate philosophy, these are high-quality items offered at reasonable prices.

         During the third and fourth quarters of 2001, we will be completing the development of new items to be included in our principal line of products for 2002. In addition, we also have under development a unique safe designed for the automotive and recreational markets which we expect to bring to market in early 2002. We continue to incur extra expenses related to the research and development of gun locks to meet government standards and have also incurred various marketing expenses, including attendance at several trade shows. These expenses impacted our profitability during the third quarter of 2001, but were necessary for the effective rollout of new products and to prepare the Company for future growth.

         The DAC SportSafe is a unique product which will be marketed to mass merchants as well as to the general sporting goods market. When compared to the existing products of other manufacturers, the DAC SportSafe has more features, stronger construction, better security and a significantly lower price. We anticipate excellent customer response to these new products and already have a verbal commitment for the purchase of 5,000 units of the DAC SportSafe, which should have an immediate, positive impact on revenue and profitability in the fourth quarter. We believe this new product will be very attractive in 2002 and beyond to consumers shopping at mass merchants as well as traditional sporting goods stores.

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

         In September, 2000, Mr. James R. Pledger joined the Company as its President. On July 11, 2001, Mr. Pledger was named Chairman and CEO, due to the resignation of David A. Collins, the Company's founder. Mr. Collins will maintain a relationship with the Company and will continue to handle key accounts, such as Wal Mart, Kmart and others on a consulting basis.

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

SUMMIT TRAINING INTERNATIONAL (STI) AND THE CENTER FOR LAW ENFORCEMENT LEARNING
(CLEL)

         In February 2001, we entered into the business of providing training and consulting services primarily to law enforcement, but also to corporate clients by forming a wholly-owned subsidiary, Summit Training International
(STI), an Arkansas corporation. STI's objective is to provide quality, affordable training on contemporary issues facing the law enforcement and corporate communities. Instructional content, communicated through vehicles such as courses, seminars and conferences, will address issues such as Recruiting and Retention of Employees,

Ethics and Integrity, Racial Profiling, Hate Crimes, Police and Community Joint Partnerships and Violence in the Workplace. Other courses and consulting activities will address issues related to Assessment Centers in Law Enforcement Promotions, and will provide training for both attendees and assessors of law enforcement assessment centers.

         We also have affiliated STI with a non-profit corporation, The Center for Law Enforcement Learning (CLEL), also incorporated in Arkansas in February 2001. STI entered into a memorandum of understanding with CLEL on April 9, 2001, pursuant to the memorandum, STI will conduct the seminars and training programs for CLEL. For these services, CLEL agrees to pay a fee equal to 75-90% of the per student fee for the training event. CLEL will service clients, typically law enforcement agencies, who can only engage non-profit entities to provide training. STI will also enlist corporate "sponsors," who will pay a fee to exhibit their products at the various seminars. These "sponsors" see great value in the ability to exhibit their products to a large group of law enforcement management officials, many of whom may be decision makers for purchasing matters.

         The STI/CLEL partnership conducted its first training seminars in June, 2001 and generated its first revenue in the second quarter. The original business plan called for the Company to conduct national seminars in centralized locations. This strategy relied on the desire for training and the ease and availability of travel to these conferences. The general downturn in the economy resulted in severe pressure being placed on travel and training budgets for government agencies. As a result, travel for our targeted customers was curtailed significantly and conferences held in the third quarter were poorly attended despite intensive marketing efforts. While revenues exceeded costs for each conference, total revenue fell significantly short of expectations. As a result, it was necessary in August to curtail the use of our consultants and our marketing firm to reduce expenses. Operations of STI/CLEL continue with one full-time employee, the cadre of contract instructors and administrative support from DAC personnel.

         The tragic terrorist attack on America in September 2001 also had several negative effects on STI/CLEL activities. First, law enforcement agencies are on high-alert and fewer personnel can be freed from normal police activities to attend outside conferences. Second, fewer people are able or willing to travel by air for other than mandatory reasons due to security concerns. These two factors will have a significant impact on STI/CLEL training courses in the short term. In fact, one course originally scheduled for October 9, 2001, in Fairfax, Virginia, was canceled due to the terrorist action against the Pentagon since potential attendees were needed for law enforcement duties.

         Future training courses for the short term will be regional in nature where attendees can drive to the course location. One example of this change in strategy is the scheduling of a Seminar on Racial Profiling that will be held in Arkansas in November 2001. This seminar is being marketed exclusively to law enforcement in Arkansas and cities in surrounding states within driving distance. STI has several pending matters involving bids for training services with major law enforcement organizations or agreements in principle where STI or CLEL will provide training services on an ongoing basis.

         We also plan to develop certain items of police equipment. We believe that our association with law enforcement through the presentation of courses, seminars and conferences will provide us with unique opportunities to present our law enforcement products to a select group of law enforcement professionals. The synergy to be developed between the training opportunities and the presentation of our products may provide increased sales of new and existing products.

         We believe that our strategic business plan provides a comprehensive approach to varied market opportunities and will increase revenues, profits and shareholder value.

(b)      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         For the nine months ended September 30, 2001, the Company had net sales revenues of $1,536,521 as compared to $1,726,523 for the nine months ended September 30, 2000. For the three months ended September 30, 2001, the Company had net sales revenues of $557,073 as compared to $499,916 for the three months ended September 30, 2000. While year-to-date numbers are down, we were pleased to achieve a solid 10% increase in revenue for the third quarter. The decrease in year-to-date revenue was caused by a number of factors, including the general downturn of the U.S. economy and a severe decline in sales of firearms in the shooting sports industry during the summer which impacted gun lock sales. The increase in revenue for the third quarter was the result of increased marketing efforts and several substantial sales of OEM gun locks to firearm manufacturers. The increased marketing and introduction of the DAC SportSafe in the fourth quarter provide for even greater growth.

         While the terrorist attack and subsequent business uncertainty hurt sales of certain products, Americans began to buy firearms in record numbers following this tragic incident. During late September, we saw an increase in sales of firearm safety products, primarily gun safes, which was undoubtedly related to increased firearm sales.

         The Company continues to experience difficulty with suppliers of its electronic car alarms and this segment of the Company's business has not returned to its normal level since switching manufacturers in late 2000. In particular, product quality issues related to the manufacture of these items have inhibited sales until the manufacturer corrects these problem areas. We are working closely with these suppliers to ensure we receive the best possible product for the best possible price.

         Despite the decrease in sales of $190,002 for the nine months ended September 30, 2001, the Company's gross profit increased $35,067 as compared to the same nine month period of 2000. Because the Company obtained new manufacturers during 2000, which substantially reduced the costs of the Company's products, gross margins increased from 44% for the nine month period ended September 30, 2000, to 52% for the nine month period ended September 30, 2001.

         Operating expenses for the nine month and three month periods ended September 30, 2001 were $920,106 and $369,238, as compared to $574,889 and
$197,818 for the preceding year. These increases are due primarily to an increase in the number of salaried personnel over the previous year, freight costs for the sale of safes, operations of STI/CLEL training courses, additional expenses incurred related to the research and development of new products and various marketing expenses, including attendance at several trade shows.

         While DAC's overall business showed an increase in revenue of over 10% over the prior quarter, STI/CLEL operations showed substantially reduced results. This shortfall in STI/CLEL revenue contributed to the loss reported in the consolidated financial statement.

(c)      LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of cash is funds from our operations. We believe that external sources of liquidity could easily be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending September 30, 2001, we owed our factor approximately $388,084.

        In August 2001, the Company began efforts to raise additional capital through the private placement of the Company's common stock. Parameters for the sale called for restricted stock to be sold in units of 50,000 shares at $1.00 per share. If fully subscribed, the Company will raise $1.5 million from this offering. As of November 9, 2001, the Company has raised $300,000 from this offering. This offering is open until December 31, 2001.

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

         The tragic terrorist attack against the United States on September 11, 2001, caused many Americans to become concerned about their personal security. As a result, many people are purchasing firearms to maintain for home defense purposes. While they are purchasing handguns, many are also concerned with the safe storage of the firearm in the home and want to purchase affordable, effective gun locks or gun safes to increase security. As a result, we have seen an increase in revenue due to additional purchases of our products.


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

         We are the Plaintiff in a legal action instituted by us against our former manufacturer Skit International, Ltd., Uni-Skit Technologies, Inc. and Uni-Tat International, Inc. The suit, commenced in August 2000, alleges breach of a manufacturing contract which required the defendants to manufacture certain of our products within the range of "competitive pricing," a defined term. We are seeking damages and rescission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants have denied the allegations and have counterclaimed for an outstanding balance of $182,625, for rescission of the manufacturing agreement and for damage to its business reputation. We have denied, and believe there is no merit to the counterclaim's material allegations. We have replaced the defendants as manufacturers of our products. This matter is currently in the discovery phase.

         In March 2001, we instituted suit in Arkansas along with The Collins Family Trust, in which David Collins, the former Chairman and CEO claims a beneficial interest, and DAC Technologies of America, Inc., our predecessor, against Larry Legel, our former Certified Public Accountant, Director and the Trustee of The Collins Family Trust. The suit alleges we transferred 180,000 of our shares of common stock for services which the Defendant did not provide. The suit also alleges that the Defendant breached an agreement not to sell his shares before certain private investors had recouped their investment. We are seeking equitable rescission, damages, and injunctive relief. The Company has filed a Motion for Default Judgment against the Defendant, and is awaiting the Court's ruling.

         In July 2001, Larry Legel, our former officer and director, and others, filed suit in Florida against the Company alleging the failure by the Company and its officers to permit the sale of his Company shares. The suit contains issues similar to those raised in the Arkansas suit where Mr. Legel is a defendant. A Motion to Dismiss was filed and granted. The Legels have not yet filed an Amended Complaint.

ITEM 2.  CHANGES IN SECURITIES

         In August 2001, the Company began efforts to raise additional capital through the private placement of the Company's common stock. Parameters for the sale called for restricted stock to be sold in units of 50,000 shares at $1.00 per share. If fully subscribed, the Company will raise $1.5 million from this offering. As of November 9, 2001, 2001, the Company has raised $300,000 in new capital. This offering is open until December 31, 2001.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.


ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8 -K

         The following documents are incorporated by reference from Registrant's Form 10Q-SB filed with the Securities and Exchange Commission (the " Commission"), File No. 000-29211, on January 28, 2000:

         Exhibits

          2        Acquisition Agreement
          3(i)     Articles of Incorporation
          3(ii)    By-laws

          The following documents are incorporated by reference from Registrant's Form 10Q-SB filed with the Securities and Exchange Commission (the "Commission"), File No. 000-29211, on August 17, 2001.

          Exhibits

          3(iii)   Amendment to the Articles of Incorporation


         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

         DAC Technologies Group International, Inc.

         By: /s/ James R. Pledger

         James R. Pledger, Chairman and CEO


Date: XXXXX, 2001