Form 10KSB
period 2001-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2002-04-16
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                   1601 Westpark Dr. #4C Little Rock, AR 72204
               --------------------------------------------------
               (address of principal executive offices)(zip code)

                                 (501) 661-9100
                           (Issuer's telephone number)
              Securities registered under Section 12(b) of the act:

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


         STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR. $1,984,692

         STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF APRIL 10, 2002 WAS APPROXIMATELY $2,970,732.00.

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF APRIL 10, 2002, 5,763,956 SHARES OF COMMON STOCK ARE ISSUED AND OUTSTANDING.

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

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS....................................................................3

PART I   .....................................................................................3
         ITEM 1.  DESCRIPTION OF BUSINESS.....................................................6
                  CORE BUSINESS...............................................................7
         ITEM 2.  DESCRIPTION OF PROPERTY....................................................14
         ITEM 3.  LEGAL PROCEEDINGS..........................................................14
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................14

PART II  ....................................................................................15
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS....................................................................15
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION..................................................................16
                  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDE
                           DECEMBER 31, 2000.................................................16
         ITEM 7.  FINANCIAL STATEMENTS.......................................................19
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..............................19

PART III ....................................................................................19
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH  SECTION 16(a) OF THE EXCHANGE
                  ACT........................................................................19
                  COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF
                           1934 .............................................................20
                           Section 16(a) Beneficial Ownership Reporting Compliance ..........20
         ITEM 10.  EXECUTIVE COMPENSATION....................................................21
                           SUMMARY COMPENSATION TABLE........................................21
                           BOARD COMPENSATION................................................21
         Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................................21
                           Security Ownership of Certain Beneficial Owners...................21
                           Security Ownership of Management..................................22
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................22
         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..........................................23



                           FORWARD-LOOKING STATEMENTS

         This discussion in this Annual Report regarding our company and its business and operations contains "forward-looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward- looking statements and thus it should not be assumed that silence by our management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

         Between July 1998 and March 2002, we sold an aggregate of 5,763,956 shares of our Common Stock to approximately 42 accredited or otherwise sophisticated investors with whom we had pre-existing relationships and who had access to relevant information concerning the Company in a series of transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). We received gross proceeds of approximately $724,400 from these transactions. The funds have been used to fund our business plan and we anticipate needing additional capital to complete the plan.

         We have not been involved in any bankruptcy, receivership or similar proceeding. Except as set forth herein, we have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(b)      Business Plan

         It is appropriate in this annual report to provide information on the status of the Company in the last year and our vision for the future. This has been a challenging year for our nation and the business community. Nevertheless, DAC Technologies has positioned itself for growth in the coming year.

         o We moved beyond our line of gun locks to significantly diversify our product offerings.
         o        We developed a new line of security safes.
         o These security safes accounted for 16% of the Company's revenue for 2001.
         o        We developed California compliant gun locks and safes.
         o We moved beyond our previous business model of serving primarily mass merchants to broaden our customer base.
         o We have significantly more customers today than we did one year ago.
         o We have productive relationships with the largest distributors, retailers and buying groups in the U.S.
         o We raised $415,000 in our private placement offering, of which $150,000 was used to retire short-term debt and the remainder was used to develop new products, prepare marketing and sales materials and satisfy other developmental expenses.

         One year ago, at the beginning of 2001, the Company's primary product were gun locks, which were marketed through several of the largest mass merchants. While this was a profitable business, the potential for growth was limited and the reliance on a very few large customers for the majority of the Company's revenue was not a desirable situation.

         Today, the Company has developed a full line of security safes and has significantly increased its distribution channels due to the increase in wholesale customers and buying groups. Attractive, professional sales and marketing materials have been developed and are in place, resulting in more effective marketing of our products to customers. We now have not only the mass merchant customers, but hundreds of new customers who are wholesale distributors and retailers selling sporting goods, jewelry and other types of products in various markets. We also have sales programs for two of the largest sporting goods buying groups, Nations Best Sports and Worldwide Distributors, and are increasing our customer base within these groups. In addition, we are actively targeting additional markets as outlets for our products. We developed and are now actively working with a nationwide cadre of commissioned sales representatives who are adding new customers and increasing DAC's "footprint" across the United States.

         Our Agreement with Nations Best Sports and Worldwide Distributors provides for the distribution of our floor safes, wall safes, gun locks and accessories, with payment terms of Net 30 days on standard orders and Net 60 days from orders at Trade Shows.

         Legislation in the state of California, effective January 1, 2002, set performance standards for gun locks sold with firearms in that state, which caused many dealers and distributors to be reluctant to purchase gun locks that they were not sure would be able to be sold in California. The Company has developed a number of new gun locks to meet mandatory standards established by legislation in the State of California. We have begun shipping these new locks to our mass merchant customers, firearm manufacturers and in a general distribution to the sporting goods industry. We have several other California-compliant gun locks under development which we will market through similar channels as well as to gun manufacturers.

         The Company believes its products are compliant with the regulations of all 50 states. The Company makes a practice of continuing to monitor these regulations in order to update its practices and products. Currently DAC's firearm safety devices may be sold in all 50 states.

         In summary, we have many more opportunities today than we did one year ago.

         In August 2001, we began a private placement of the Company's common stock to raise $1.5 million in capital to finance and accelerate this development. Unfortunately, the recession and the tragic events of September 11th had a devastating effect on the nation's economy and capital markets. As a result, the Company has raised $415,000 of the planned $1.5 million in an offering period that was extended until March 31, 2002. These proceeds were used to retire some short-term debt, to fund the research and development of new products, the development of sales and marketing materials and attendance at trade shows.

         In spite of the inability to raise the full $1.5 million, the Company's Board of Directors unanimously agreed to continue our aggressive efforts to position the Company for growth and to increase our market share. Thus, it was necessary to fund these increased expenses to the extent that our cash flow and receivables would allow. This situation continues to provide challenges for management to develop new products and maintain adequate levels of inventory.

         In February 2001, the Company formed a subsidiary, Summit Training International (STI), to provide training services for law enforcement and corrections officers. Such training activities were complimentary to DAC's core business and were intended to provide access to more customers for the Company's products. As a result of the recessionary environment and the terrorist attacks of September 11th, law enforcement travel and training activities effectively came to a dead stop and seminars and conferences scheduled by STI had to be cancelled. The Company has invested a substantial amount of money in this effort that has not generated the desired results. STI has submitted bids for several specific training opportunities with major law enforcement agencies that could generate substantial revenue if we are selected to conduct this training. If we win these bids or if the environment for general training seminars improves, STI may resume full operations.

         In the fourth quarter of 2001, the Company's core business of safety and security products strengthened its competitive position in a challenging market and revenue increased by 7% over the comparable period of the prior year. Aggressive efforts to increase our "footprint" and availability of our products to consumers resulted in an increase in the number of wholesale distributors and retail dealers who sell these items. Through our field representatives and our own marketing efforts, we identified and sold products to a number of new customers. In particular, the number of new distributors is encouraging, since these distributors already have established retail dealer networks to whom they sell their products. We believe that this strategy will result in faster growth and demand for our products.

         Also in the fourth quarter, we completed the development of a new product, the DAC SportSafe. This is an exciting new item that has generated significant interest in the sporting goods community. This product was first displayed at the Shooting, Hunting and Outdoor Trade (SHOT) Show in Las Vegas in February 2002. We received a substantial number of orders for the SportSafe and currently have a backlog of orders awaiting delivery of additional inventory.

         The Company sustained a net operating loss in 2001 that is attributable to a decrease in revenue and increased expenses in the following areas: salaries, product development, trade shows, interest, freight, marketing and printing. In addition, STI incurred a net operating loss in 2001, its first year of operation.

         The Company has implemented an aggressive cost cutting program which targets expenses across the board. Commencing in February 2002, Management agreed to reduce its compensation by approximately 60% and has discontinued certain personnel benefits. Management may, in its discretion, recoup these reductions in the future, should the Company achieve higher revenue levels.

         CORE BUSINESS

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. We have placed particular emphasis on gun safety because it has become a prominent national issue due to the recent rash of school and workplace violence. In particular, our products consist of gun locks, trigger locks, security safes, specialty safes, personal protection devices and items for the health care industry. A significant portion of our business is with mass market retailers such as WalMart, Walgreens and Kmart. However, initiatives to develop a nationwide cadre of manufacturer's representatives will allow us to penetrate the entire sporting goods market, which consists of thousands of smaller gun shops and sporting goods stores. We have also begun selling our products into many other markets consisting of safe retailers, jewelry stores, truck stops, alarm companies, RV retailers and computer retailers. Developing these markets and continuing to focus attention on potential new ones will allow us to reduce our dependence on our mass merchant customers.

         The majority of our products are manufactured and imported from mainland China and shipped to a central location in Little Rock, Arkansas for distribution. We have also entered into relationships with two companies to provide fulfillment services on the East coast and West coast to reduce freight costs and increase our ability to service our customers. The terms of the contracts provide for the storage, safekeeping, shipping, receiving and other services related to the distribution of DAC products to their customers. The contracts are for a period of one and two years respectively and provide for termination upon written notice to either party.

         The Company's business plan and strategy for growth focuses on:

                  o        increased penetration of our existing markets
                  o aggressive targeting and penetration of other markets, e.g. sporting goods retailers, jewelry stores, truck stops and alarm companies
                  o diversification of products and services to provide a base for continued growth
                  o adoption of new technologies for safety and security products
                  o        adoption of new product lines
                  o identification and recruitment of effective manufacturer's representatives to actively market these products on a national and international basis
                  o        aggressive cost containment

The principal key to increasing the rate of the Company's growth is the availability of capital to maintain additional inventory, develop or acquire new products and secure motivated professional employees. In this regard, the Company began efforts in August 2001 to raise $1.5 million in capital through the private placement of its common stock. Funds generated from this offering were to be used for the reduction of debt and increase inventory, marketing activities, research and development and for operating capital. As of March 31, 2002, this offering has raised $415,000.

Management believes that continued growth will require the Company to continually innovate and improve its existing line of products and services to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners. To that end, we have developed a line of security safes that we believe will provide the Company with a favorable niche in the marketplace. These safes are of strong, all-steel construction for the storage of handguns, long-guns or valuables. The line consists of floor safes, wall safes and one specialty safe (SportSafe). These safes are high-quality items offered at reasonable prices.

In addition to our traditional products, our management is actively pursuing initiatives which may add complementary businesses, products and services. These initiatives include STI and the Company's continuous efforts to locate and develop new products. These initiatives are intended to broaden the base of revenues to make us less dependent on particular products. By developing businesses which focus on products and services which complement our current line of products, management hopes to leverage these opportunities to not only develop new sources or revenue, but to strengthen the demand for our existing products.

On July 11, 2001, David A. Collins who had been our Chairman and Chief Executive Officer since the inception of the Company, resigned. Our President, Mr. James
R. Pledger, was elected to serve in these capacities. Mr. Collins continues to handle key customers and provide other services for the Company on a consulting basis.

(c)      Products

         Our products can be grouped into four main categories: (a) gun safety locks, (b) security safes, (c) automotive and personal security, and (d) non-security products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer our safety products with the assistance of our Chinese and domestic manufacturers, who are responsible for the tooling, manufacture and packaging of our products.

(1)      Security Products

         (A) Gun Safety Locks. We currently market 18 different gun safety locks, most of which are available in retail packaging (as singles and value packs) or in bulk packaging. These locks range from metal or steel, keyed trigger locks to cable locks. We market a patented gun lock designed specifically for use with Glock handguns. Five of our gun locks have been approved for sale in the State of California and more are expected to be approved in 2002.

         (B) Security Safes. We currently market seven security safes and have two others developed and awaiting production. These safes are of heavy duty all-steel construction and are perfect for firearms, jewelry and other valuables. Most have electronic keypads for easy access. Four of our safes have been approved for sale in the State of California.

         (C) Automotive and Personal Security. We currently market over 12 different electronic security devices designed to protect your automobile or yourself. We also market non-electronic security devices such as pepper spray and tear gas.

         (D) Non-security Products. We currently market two licensed products, the Clampit Cupholder and Plateholder.

(d)      Manufacturing and Distribution.

         Through our foreign and domestic manufacturing agents, we manufacture, design and build our tooling, molds and products. Our administrative offices and warehouse facilities are located in Little Rock, Arkansas. We contract our manufacturing for tooling and production primarily in Shanghai, China, and to a lesser extent, in Little Rock, Arkansas and Sandwich, Illinois. We distribute the majority of our domestic and certain of our international business out of our Little Rock facility. We have established relationships with fulfillment facilities on the East coast and West coast to distribute some of our domestic business, thereby reducing freight costs Most of our international business is shipped directly to our customers from the Shanghai, China location. Products are delivered to our Little Rock facility complete and ready for delivery to our customers.

         We currently utilize both internal sales personnel and commissioned independent sales representatives. We have increased our sales promotions and sales development activities to provide assistance to the independent sales representatives through the use of brochures, product samples and demonstration products. We have redesigned our web site WWW.DACTEC.COM which will serve both as a marketing tool and a platform from which we will be able to provide various support services for our independent sales representatives. We have also added e-commerce capability to our web site. We also utilize trade shows, both on a regional and national level, to promote our products and to attract qualified sales representatives.

Our management attempts to maintain sufficient inventory levels to meet customer's demands, but there can be no assurance that we will be successful in doing so. Turnaround time from the date we place an order with our manufacturers until the product is received in our distribution center is normally between four to six weeks. This quick turnaround time allows us to maintain minimum inventory levels. However, since we out source our manufacturing, a good portion of which is done in China, it is difficult to predict the efficiency of our vendors.

(e)      Competition

         We operate in a very competitive industry, dominated by national and international companies with well-established brands, some of whom may be better capitalized, have more experience in our industry and have established varying degrees of consumer loyalty. There are no assurances we will ever be successful in establishing our brands or penetrating our target markets. Some of our competitors in the business sectors which we operate in are:

         o Gun Safety - Master Lock (which presently controls 60%-70% of the market), Noble Security and Shot Lock.
         o        Security Safes - Sentry Safes, GunLocker and Gun Vault.
         o        Automotive security - Bulldog, Rally and Code Alarm.
         o Personal security - competitors are varied and mostly smaller vendors.
         o Non-security products - competitors are various small and large vendors.

         We are subject to competition that is expected to intensify in the future because we believe that the number of competitors is increasing. There are no significant barriers to entry into our markets. We feel our greatest difficulties in competing come in areas such as gun safety and security safes where our competitors are bigger, better known, and have greater resources including capital and personnel. We realize it is important to achieve brand name recognition in establishing market share, which, in turn generates additional market share giving consumers preferences for brand names. We believe that while brand names operate effectively in mainstream product distribution, there is significant opportunity for lesser known names with specific products and solutions that appeal to consumers. The keys to our maintaining a competitive position are product design, pricing, quality of product and the maintenance of favorable relationships with various mass merchandisers.

(f)      Principal Suppliers and Manufacturers

         Since most of our products, in particular our gun locks and security safes, are manufactured in mainland China, we customarily develop our manufacturing through trading companies located in China. Our principal agents are Nimax and MDD Trading, Ltd., which are trading companies/agents who are responsible for locating manufacturers for our gun safety, security safes and electronics products. These companies facilitate the manufacturing and tooling of our products and are paid directly by us; they, in turn, compensate the manufacturers.

         Domestically, Personal Security Products, a Little Rock, Arkansas company, manufactures our pepper spray and tear gas products, and Taico Design Products, located in Sandwich, Illinois, manufactures our Clampit Cupholder and Plateholder.

         We believe our relationships with our suppliers and manufacturers is satisfactory; however, should any of them cease providing for us, we believe they can be replaced within 30 days, without difficulty and at competitive cost.

(g)      Customers.

         Although we have numerous customers, we sell on the basis of purchase orders, primarily to national retail chains such as Wal Mart, Kmart and Walgreens. In 2001, Wal Mart accounted for

23% of our gross revenues, Kmart 13% and Walgreens 11%. On January 2, 2002, K Mart filed for reorganization under the United States Bankruptcy Act. Thus far it has had no adverse effect on the Company's business from this retailer or its ability to collect its receivables.

         During 2001, we added a number of sporting goods distributors and retailers to our customer base, and continue to focus our marketing efforts through our independent sales representatives in this area. Demand for our security safes has also presented opportunities in other markets consisting of safe retailers, jewelry stores, truck stops, alarm companies, RV retailers, computer retailers and many more. By developing these new markets we will be able to be less dependent on our primary customers.

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


         In addition, we have entered into licensing agreements giving us the exclusive right to sell the patented DAC Lok, a gun lock designed specifically for Glock handguns, and the Clampit Cupholder and Plateholder in the U.S., with certain minor exceptions.

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

         While we may seek to protect our intellectual property, in general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Moreover, inasmuch as we will often seek to out source manufacture products which are similar to those manufactured by others, it is critical for us to insure that our manufactured products do not infringe upon existing patents of others.

(i)      Governmental Regulations.

         Several federal laws regulate the ownership, purchase and use of handguns, including the 1968 Gun Control Act and the Brady Bill. There is not, however, any federal law which requires the use of gunlocks. A minority of states have adopted laws which in varying degrees have gunlock legislation. Some examples are as follows:


         CALIFORNIA:       Passed legislation requiring gun safety devices to be
                           sold with every firearm sold within the state, and established quality standards for those devices.

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

         We have obtained the required approvals from the Federal Communications Commission for the Rf signals emitted by our remote control units used with our car alarms. We are not aware of any other required governmental approvals on any of our products.

(j)      Research and Development.

         Research and development costs are expensed as incurred. We develop our products internally, utilizing the expertise of our manufacturers, input from an engineering consulting firm and input from our customers. Any R & D cost incurred by our manufacturers is passed on to us in the pricing of the tooling, molds and products. We do not pass such costs on to our customers. Because of our close relationships with our customers, we are able to determine the level of interest in a particular product before investing significant time or capital in its development. Once a potential new product is identified, we utilize the services of a patent attorney to assure that we do not infringe upon anyone's patent rights. We also design our own packaging internally.

         Working closely with our manufacturers' engineers, a final design for a product and cost estimations are completed. If management determines that a product can be produced at competitive prices, and the interest level justifies production, we proceed with having tooling made. We own the molds and tooling for all of our gunlock products. After pre-production samples are approved, full production begins.

(k)      Environmental Laws.

         We incur no costs and suffer no adverse effects by complying with environmental laws (federal, state and local).

(l)      Employees.

         We currently employ seven employees, all of whom are full-time:
President & Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Head of Manufacturing, salesman, receptionist/clerk and shipping clerk. There are no collective bargaining agreements or contracts.

         We also employ, through a Consulting Agreement, David A. Collins, our Company founder and former Chairman and CEO. Under the terms of this consulting agreement, Mr. Collins provides the Company with assistance in product development and marketing, as well as acting as our sales agent for most of our large mass merchant and gun manufacturer customers.

(m)      Reports to Security Holders.

         Copies of this report, including exhibits to the Report and other materials filed with the SEC that are not included herein, may be inspected and copied, without charge, at the Public Reference Room, 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site on the World Wide Web at HTTP://WWW.SEC.GOV that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

(n)      Risk Factors.

         We have a history of moderate operating profits, and our growth program and future profitability remains uncertain. Our future profitability may depend on corresponding increases in capital or revenues from our expanded business operations. We believe that operating results will be adversely effected if start-up expenses associated with our new product lines are incurred without sufficient offsetting capital or revenues. Moreover, future events, including unanticipated expenses or increased competition could have an adverse effect on our long-term operating margins and results of operations. There can be no assurance that our Company's growth program will result in an increase in the profitability of our operations.

         We expect to encounter risks associated with developing companies. We are in an early stage of development and we expect to encounter risks associated with early-stage companies. There is no assurance that our operations will be profitable or that profitability will increase to the level that will provide shareholders a reasonable return on their investment. If we fail to adequately address these risks, our business, financial condition and results of operations may be materially adversely affected.

         Our success depends on maintaining relationships with key customers. Although we have expanded our customer base, we continue to have several customers upon which we depend on for the sale of a large percentage of our gun lock and security products. Customer orders are dependent upon their markets and may vary significantly in the future based upon the demand for our products. The loss of one or more of such customers, or a declining market in which such customers reduce orders or request reduced prices, could have a material adverse effect on our business.

         We depend on contract manufacturers for substantially all of our manufacturing requirements. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would have an adverse effect on our business. We have developed a highly outsourced contract manufacturing capability for the production of our products. Our primary relationship with our foreign contract manufacturers has been accomplished through our agents located in Shanghai, China. We rely on contract manufacturers to procure components, assemble, and package our products. We believe there are alternative manufacturing companies available at competitive prices, any interruption in the operations of one or more of these contract manufacturers or delays in their shipment of products would adversely affect our ability to meet scheduled product deliveries to our customers.

         We may be unable to compete favorably in the highly competitive security products and gun lock industry. The manufacture and sale of security safes and gun lock products is highly competitive and there are no substantial barriers to entry into the market. Most of our competitors are large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. These companies may succeed in developing proposed products that are more effective or less costly than our proposed products or such companies may be more successful in manufacturing and marketing their proposed products. An increase in competition could result in a loss of market share.

         We may not be able to attract and retain the qualified personnel we need to succeed in the future. Our future success will depend in part on our ability to attract and retain qualified personnel to manage the development and future growth of our company. While we believe we have a reliable and effective core team, there can be no assurance that we will be successful in attracting and retaining such personnel.

         We anticipate eventual state and federal gun lock legislation and regulation. While gun locking devices are currently not regulated under federal or most state statutes or regulations, it is likely that such devices will be regulated in the future. At the present time, the state of California has established standards for gun locks which must accompany the sale of any firearm. This law does not address the aftermarket sale of gun locks, which is one of our principal markets. Other states are considering such legislation. In an effort to develop a national standard, the firearms industry is working with the U.S. Consumer Products Safety Commission to develop reasonable performance standards for gun locks. There can be no assurances that our devices will meet the requirements of such future regulations, in which case, sales of such devices by us would be adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters are located to 1601 Westpark Drive, Suite 4C, Little Rock, Arkansas 72204. This location consists of approximately 1,500 square feet of office space and 3,500 square feet of warehouse space. All of the administrative, accounting and shipping functions are performed at this location, as well as some sales. This space is leased for one year, expiring February 1, 2003, at a monthly rent of $2,625. There are no renewal options. We believe there are adequate alternative facilities at reasonably competitive prices in the event this lease is terminated.

ITEM 3.  LEGAL PROCEEDINGS

         We are the subject of a suit instituted by us against our former manufacturer SKIT International, Ltd. and Uni-Skit Technologies, Inc. The suit, commenced in August 2000, alleges breach of a manufacturing contract which required defendants to manufacture certain of our products with the range of "competitive pricing," a defined term. We are seeking damages and rescission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants have denied the allegations and have counterclaimed for an outstanding balance of $182, 625, for rescission of the manufacturing agreement and for damage to its business reputation. We have denied, and believe there is no merit to the counterclaim's material allegations. This suit is presently in its discovery stage. We have replaced the defendants as manufacturers of our products.

         We instituted suit along with The Collins Family Trust, our affiliate in which David Collins, our prior Chairman claims a beneficial interest, and DAC Technologies of America, Inc., our predecessor, against Larry Legel, our former CPA, Director and the Trustee of The Collins Family Trust. The suit, commenced in March 2001 alleges we transferred 180,000 shares of our common stock for services which the Defendant did not provide. The suit also alleges that the Defendant breached an agreement not to sell his shares before certain private investors had recouped their investment. We are seeking equitable recission, damages, and injunctive relief.

         The defendant filed a Motion to Dismiss based on lack of personal Jurisdiction which Motion was denied by the Court. Thereafter, the Defendant had thirty days (30) to submit a statement as to why a Default Judgment should not be entered against him. The Defendant has not yet submitted this Statement. The Court has not yet scheduled the hearing on the Company's Motion for Default Judgment.

         Our former CPA, officer and director, instituted suit against the Company in August 2001, alleging the failure by the Company and its officers to permit the sale of his shares of the Company. A Motion to Dismiss was filed and granted, as of December 31, 2001, an Amended Complaint was not filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There are no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On June 19, 2000, our common stock began trading on the Nasdaq Over-the-Counter Bulletin Board market under the trading symbol DAAT. The high and low bid information for each quarter is presented below. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

         Quarter Ended                      High              Low
         -------------                      ----              -----

         June 30, 2000                      $6.00             $2.00
         September 30, 2000                 $4.50             $1.50
         December 31, 2000                  $2.05             $0.68
         March 31, 2001                     $1.58             $0.41
         June 30, 2001                      $1.80             $0.48
         September 30, 2001                 $2.10             $1.42
         December 31, 2001                  $2.10             $1.20

As of April 12, 2002, there were approximately 82 holders of record, including those in street name, of our 5,767,956 shares of common stock outstanding.

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

         During 2001, 41,956 shares of our restricted common stock were issued to James R. Pledger, our company President, as compensation under the terms of an employment agreement. Because Mr. Pledger had a preexisting relationship with us and access to relevant information concerning us, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act..

         During 2001, 5,000 shares of our restricted common stock were issued to various independent sales representatives as compensation for services. Because these individuals had a preexisting relationship with us and access to relevant information concerning us, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act..

         On April 4, 2001, 75,000 shares of our restricted common stock were issued as payment on the licensing agreement for the use of a patent for our DACLok. Because this individual had a preexisting relationship with us and access to relevant information concerning us, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act..

         On June 1, 2001, 34,000 shares of our restricted common stock were issued to our attorney for services to be provided in connection with the company's lawsuit against its former manufacturer. Because Mr. Shemin had a preexisting relationship with us and access to relevant information concerning us, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2) of the Securities Act..

         On June 27, 2001, 55,000 shares of our common stock were cancelled. These shares were previously issued pursuant to a consulting agreement with International Equities Group. The consulting agreement was mutually terminated, and a portion of the previously issued shares were returned to the company.

         Pursuant to a Private Offering Memorandum dated August 27, 2001, the company sold an aggregate of 415,000 shares of restricted common stock at a price of $1.00 per share, to 12 individual investors who were either accredited or otherwise sophisticated investors and who had access to all material information. The transaction was exempt under Rule 506 of Regulation D of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with, our Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10K-SB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

(b)      YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED
         DECEMBER 31, 2000.

         For the year ended December 31, 2001, the Company had a net loss of $404,665 on sales revenues of $1,984,692, as compared to net income of $74,781 on sales revenues of $2,149,195 for the year ended December 31, 2000. Of this net loss, $190,721 was incurred by our wholly-owned subsidiary, Summit Training International, Inc., which began operations in 2001.

         Net sales revenues decreased $164,503 during 2001 as compared to 2000. Sales revenues from electronic security products and gun locks decreased $400,207 and $117,590, respectively.

These decreased were offset by the sales of our line of safes introduced in 2001 in the amount of $325,386.

         The decrease in our electronic security products is primarily related to our two SWAT car alarms. Due to production delays in 2000 from moving to a new manufacturer for these products, several large customers were lost for these products. We continued to feel the effect of these losses in 2001. Our emphasis on our gun safety products also affected sales in the electronic security area. We intend to refocus our sales efforts in this area.

         The decrease in sales of our gun lock products from $1,314,456 in 2000 to $1,196,866 in 2001 was due to a number of factors. Pending legislation in the state of California (which became effective January 1, 2002) which set performance standards for gun locks sold with firearms in that state, caused many dealers and distributors to be reluctant to purchase gun locks that they were not sure would be able to be sold in California. The Company currently has five gun locks approved for sale in the state of California, and three more that should be approved early in the second quarter of 2002. In addition, during 2000, our two largest mass-merchant customers placed three of our gun locks in their gun accessory modules. Initial orders to stock their entire chain of stores had a substantial impact on sales in 2000. Giving affect to these initial orders, sales of gun lock products actually increased slightly in 2001 over 2000 in the amount of $15,135.

         Much of the Company's product development, sales and marketing emphasis in 2001 was directed towards our new line of security safes. Sales began in the second quarter of 2001 and totaled $325,386 for the year. We continue our efforts in increasing the markets for this line of products. Sales of our security safe products continue to grow and were $172,000 in the first quarter of 2002.

         Operating expenses in 2001 were $1,434,243 as compared to $848,285 for 2000. This increase of $585,958 was due mainly to increases in salaries, freight costs, product development, marketing and the operating expenses of Summit Training International. Operating expenses of Summit Training accounted for $242,734 of this increase.

         Salaries and other compensation (such as commissions) increased approximately $194,279. These increases were due in part, to additional personnel and our efforts to penetrate new markets by the use of commissioned manufacturing representatives.

         Freight costs increased $51,238 over the prior year. This increase is directly related to our new line of security safes, which are more expensive to ship than our other product lines.

         We also incurred additional expenses in 2001 related to the development of our new line of security safes, as well as the testing and development of California compliant gun locks. In our efforts to reach new markets, additional expenses were incurred in attending various trade shows throughout the country. Expenses related to being a publicly owned company also increased as we incurred a full year of these expenses in 2001 as compared to only a half year in 2000. In addition, we experienced increases in normal recurring items such as health benefits for employees, telephone, liability insurance, payroll taxes, etc.

         During the first quarter of 2002, management has initiated across the board cuts in expenses. Compensation to management has been cut by 60%. Much of the increase in operating expenses in 2001 was related to the Company's aggressive marketing and product development efforts, which the Company had hoped to fund through the $1.5 million private placement offering. Due to economic conditions and the tragic events of September 11th, this offering was not as successful as anticipated. Management has thus initiated these budget cuts to bring the Company's expenses back in line with projected sales revenues for 2002. We believe we will be successful in marketing some of our new products to our mass merchant customers in 2002. The rollout of our new DAC SportSafe should gain momentum as the year progresses. These efforts should result in increased sales revenues in the second half of 2002.

         o         Liquidity and Capital Resources

         Our primarily source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could effect our short term liquidity. For the period ending December 31, 2001, we owed our factor approximately $277,112, pursuant to our account receivable factoring arrangement.

         On June 14, 2001, the Company refinanced its $250,000 line of credit with a local bank. The loan was refinanced as two loans, one an installment loan for $70,000 which matures April 30, 2003, and the second as a $180,000 line of credit that matures April 30, 2002. We believe our revenues will be sufficient to pay these obligations. If not, we will seek to refinance them or request our shareholders to pay their guarantees.

         o         Trends

         Ongoing publicity involving firearms has caused gun safety to continue as a prominent national issue. Gun violence, especially in schools has prompted the President, as well as national and state legislators, to debate legislation requiring gun safety locks on all firearms. Threatened litigation against gun manufacturers has caused them to begin supplying gun safety locks with the guns they manufacture.

         The tragic terrorist attack against the United States on September 11, 2001, caused many Americans to become concerned about their personal security. As a result, many people are purchasing firearms to maintain for home defense purposes. While they are purchasing handguns, many are also concerned with the safe storage of the firearm in the home and want to purchase affordable gun safes to increase security. As a result, we have seen an increase in sales of safes.

         The State of California enacted legislation to establish performance standards for "firearm Safety devices," "lock-boxes," and "safes". These standards require that the "Firearm Safety devices, " "lock-boxes" and "safes" withstand an attack with hand tools, such as hammers, screwdrivers, electric drills, screws and hack saws in order to satisfy California law. This legislation requires manufacturers to have their products tested by an independent testing laboratory in order to be listed as an approved device. This testing has resulted in significant expenditures to the company in the past year. We anticipate that similar standards will be adopted throughout the United States in the next few years.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-following.

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


Name                                Age              Position                           Term
----                                ---              --------                           ----
James R. Pledger                    54               President, CEO, Director           2001-2002

Robert C. Goodwin                   45               CFO/Director                       2001-2002

Ford Overton                        35               Director                           2001-2002

Walter G. Howard                    30               COO/Director                       2002-2003


         James R. Pledger is a 30 year veteran of the FBI, having retired in 1996. From 1996 until July 2000, Mr. Pledger was the National Sales manager and Chief Sales Officer for Glock, Inc., the Austrian-based manufacturer of semi-automatic pistols and equipment for police, military and civilian markets, and as such, was responsible for all sales and marketing in North America. In July 2000, Mr. Pledger terminated his relationship with Glock to become a consultant to the Company. On September 15, 2000, Mr. Pledger and the Company mutually concluded his consulting affiliation and he thereafter became the Company's President. On July 11, 2001, upon the resignation of David A. Collins as Chairman and Chief Executive Officer, Mr. Pledger was named to serve in those capacities as well.

         Robert C. Goodwin has served as the Company's CFO since its inception in July 1998, as well as DAC Arkansas continuously since 1993. In July 1998, Mr. Goodwin was elected to the Company's board.

         Walter G. Howard joined the Company in February 2002. From October 1996 until joining DAC, he was Vice President of Commodity Risk Management in Little Rock, Arkansas. At Commodity Risk Management, Mr. Howard was in charge of the daily operations and oversaw the financial aspects of the company. CRM is an introducing broker of Cargill Investor Services of Chicago.

         Ford Overton joined the Board of Directors of the Company in August 2001. Mr. Overton is currently an Executive Vice President and COO of Rineco, Inc., a hazardous waste and management company. Mr. Overton brings a wealth of business, marketing and executive experience to the Company.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

Section 16(a) Beneficial Ownership Reporting Compliance.

Based upon the Company's review of forms filed by directors, officers and certain beneficial owners of the Company's common stock (the "Section 16 Reporting Persons") pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has identified the following Form 5 filings that were filed late by the Section 16 Reporting Persons during fiscal 2001 James R. Pledger, David A. Collins, Collins Family Trust, Dan R. Lasater, Robert C. Goodwin and William Ford Overton. The Company is not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal year ended December 31, 2001.


                           SUMMARY COMPENSATION TABLE


                                              Annual Compensation                                Long-term  Compensation
                             -----------------------------------------------------    -------------------------------------------
                                                                                       Awards            Payouts
                                                                                      ---------          -------
                                                                                      Securities
                                                                                      Underlying
                                                 Other Annual     Restricted Stock     Options/            LTIP       All Other
Name & Principal Position     Year     Bonus     Compensation          Awards            SAR's            Payouts    Compensation
-------------------------    -----     -----     ------------     ----------------    ----------          -------    ------------
James R. Pledger,            2001                    60,000            41,956
CEO/ PRES

Robert C.                    2001                    54,000
Goodwin, CFO

David A. Collins             2001                   $47,923
Pres. CEO(1)

(1)      David A. Collins resigned as President and CEO on July 11, 2001.

                           BOARD COMPENSATION

         Our directors do not receive cash compensation for their services as Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2001 by (a) each person known by us to be the beneficial owner of five percent or more of the outstanding common stock and (b) all executive officers and directors both individually and as a group. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 5,723,956 shares of common stock outstanding.

(b)      Security Ownership of Certain Beneficial Owners.


                       Name and Address of                         Number of Shares                   Percent
Title of Class         Beneficial Owner                            Beneficially Owned                 of Class
--------------         ----------------                            ------------------                 --------
Common Stock           Dan R. Lasater                                  1,223,765                        21.4%
                          Little Rock, AR

Common Stock           Collins Family Trust                              609,250(1)                     10.6%
                          c/o David A. Collins
                          Aventura, FL


Common Stock           David A. Collins                                  266,750(1)                      4.7%
                          Aventura, FL

Common Stock           Collins Childrens Trust                           390,300                         6.8%
                          c/o Kimberly Talley
                          Little Rock, AR

Common Stock           James R. Pledger                                  394,856                         6.9%
                          Little Rock, AR

Common Stock           Warren Overton                                    404,750                         7.1%
                           Little Rock, AR


(1) David A. Collins is the Trustee of the Collins Family Trust with full voting power. David Collins acknowledges beneficial ownership and control of the shares held in this Trust. The beneficiaries of the Collins Family Trust are Payton P. Collins and David A. Collins, Jr.

(b)      Security Ownership of Management


                           Name and Address of                Number of Shares                   Percent
Title of Class             Beneficial Owner                   Beneficially Owned                 of Class
--------------             ----------------                   ------------------                 --------
Common Stock               James R. Pledger                   394,856                             6.9%
                           Little Rock, AR

Common Stock               Robert C. Goodwin                  5,000                               0.09%
                           Sherwood, AR

Common Stock               William Ford Overton               45,000                              0.79%
                           Little Rock, AR


         There are no arrangements which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 2001, the Company entered into notes payable with certain affiliated stockholders of the Company. Borrowings under these notes, which totaled $175,000 bear interest at rates ranging from 8% to 10% and are payable on demand. At December 31, 2001, outstanding borrowing under these notes totaled $125,000. During the year ended December 31, 2001, the Company recognized interest expense of approximately $7,600 on these notes.

         On April 4, 2001, the Company issued a total of 75,700 shares of restricted common stock valued at $30,280 in connection with the establishment of consulting agreements with certain individuals. On June 1, 2001, the Company issued additional shares of restricted common stock totaling 38,300 which were valued at $32,555 to certain individuals in connection with the establishment of service agreements. The value of these restricted common shares was based on two-thirds of the value of unrestricted shares on that date.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         The following documents are incorporated by reference from the Registrant's Form 10- SB filed with the Securities and Exchange Commission (the "Commission") file #000-29211, on January 28, 2000.

Exhibit           Description
-------           -----------

 2                Asset Purchase Agreement
 3.1              Articles of Incorporation
 3.2              Bylaws
 10.1             Consulting Agreement
 10.2             Lease
 10.3             Factoring Agreement

The following documents are filed as a part of this Report.

 23.1             Consent of Moore, Stephens & Frost, CPA's
 23.2             Consent of Allan M. Lerner, P.A.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DAC Technologies Group International, Inc.



                                     By: /s/ James R. Pledger
                                         --------------------------------------
                                             James R. Pledger
                                             President


Date: April 16, 2002

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                           DECEMBER 31, 2001 AND 2000

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITOR'S REPORT

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Ft. Lauderdale, Florida

       We have audited the accompanying consolidated balance sheets of DAC Technologies Group International, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAC Technologies Group International, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                  Certified Public Accountants





Little Rock, Arkansas
February 15, 2002

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


                             Assets                                                                2001                   2000
                                                                                               ------------            ------------
Current assets
   Cash                                                                                        $     72,633            $     26,433
   Accounts receivable, less allowance for doubtful
     accounts of  $21,951 and $-0- in 2001 and
     2000, respectively                                                                             411,657                 464,196
   Inventories                                                                                      415,116                 363,269
   Advances to related parties                                                                      103,404                  62,573
   Prepaid expenses                                                                                  79,206                  29,992
   Current deferred income tax benefit                                                               15,150                      --
                                                                                                -----------            ------------
Total current assets                                                                              1,097,166                 946,463
                                                                                                -----------            ------------
Property and equipment

   Furniture and fixtures                                                                           118,107                 108,731
   Molds, dies, and artwork                                                                         438,011                 388,519
   Vehicles                                                                                              --                  34,709
                                                                                               ------------            ------------
                                                                                                    556,118                 531,959
   Accumulated depreciation                                                                        (263,699)               (225,975)
                                                                                                -----------            ------------
Net property and equipment                                                                          292,419                 305,984
                                                                                                -----------            ------------

Other assets
   Patents and trademarks, net of accumulated
     amortization of $18,937 and $10,262 in 2001
     and 2000, respectively                                                                         129,561                 104,406
   Deferred income tax benefit                                                                      233,450                      --
   Other                                                                                                 --                  21,402
                                                                                                -----------            ------------
Total other assets                                                                                  363,011                 125,808
                                                                                               ------------            ------------
Total assets                                                                                   $  1,752,596            $  1,378,255
                                                                                               ------------            ------------

                  DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

              Liabilities and Stockholders' Equity                                                 2001                    2000
                                                                                               ------------            ------------
Current liabilities
   Due to factor                                                                               $    277,112            $    281,866
   Notes payable                                                                                    473,328                 267,645
   Notes payable - stockholders                                                                     125,000                      --
   Accounts payable - trade                                                                          80,955                  85,817
   Accrued payroll tax withholdings                                                                 168,487                 105,539
   Accrued expenses other                                                                            50,026                  17,683
   Income taxes payable                                                                                  --                   2,283
   Current maturities of long-term debt                                                                  --                  24,966
                                                                                               ------------            ------------
Total current liabilities                                                                         1,174,908                 785,799
                                                                                               ------------            ------------
Stockholders' equity
   Common stock, $.001 par value; authorized
     50,000,000 shares; issued and outstanding
     5,723,956 and 5,248,000 shares at December 31,
     2001 and 2000, respectively                                                                      5,724                   5,248
   Preferred stock, $.001 par value; authorized
     10,000,000 shares; none issued and
     outstanding                                                                                         --                      --
   Additional paid-in capital                                                                     1,163,444                 749,023
   Retained earnings (deficit)                                                                     (566,480)               (161,815)
                                                                                               ------------            ------------
                                                                                                    602,688                 592,456
   Less stock subscription receivable                                                               (25,000)                     --
                                                                                               ------------            ------------
Total stockholders' equity                                                                          577,688                 592,456
                                                                                               ------------            ------------

Total liabilities and stockholders' equity                                                     $  1,752,596            $  1,378,255
                                                                                               ------------            ------------


The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                                   2001                    2000
                                                                                               ------------            ------------
Net sales                                                                                      $  1,984,692            $  2,149,195
Cost of sales                                                                                     1,104,962               1,140,944
                                                                                               ------------            ------------

Gross profit                                                                                        879,730               1,008,251
                                                                                               ------------            ------------
Operating expenses
    Selling                                                                                         455,782                 303,868
    General and administrative                                                                      978,461                 544,417
                                                                                               ------------            ------------
Total operating expenses                                                                          1,434,243                 848,285
                                                                                               ------------            ------------
Income (loss) from operations                                                                      (554,513)                159,966
                                                                                               ------------            ------------

Other income (expense)
    Interest expense                                                                               (104,057)                (82,902)
    Other income                                                                                      3,022                      --
                                                                                               ------------            ------------
Total other income (expense)                                                                       (101,035)                (82,902)
                                                                                               ------------            ------------
Income (loss) before income tax expense (benefit)                                                  (655,548)                 77,064

Provision for income taxes (benefit)                                                               (250,883)                  2,283
                                                                                               ------------            ------------

Net income (loss)                                                                              $   (404,665)           $     74,781
                                                                                               ============            ============
Earnings (loss) per share:

    Numerator - net income (loss)                                                              $   (404,665)           $     74,781

    Denominator - weighted average number of
     shares outstanding                                                                           5,389,532               5,169,626
                                                                                               ------------            ------------
Basic earnings (loss) per share                                                                $      (0.08)           $       0.01
                                                                                               ============            ============


The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

                                                         Common stock      Additional    Retained        Stock
                                                    -------------------     paid-in      earnings     subscription
                                                      Shares     Amount     capital      (deficit)     receivable        Total
                                                    ---------    ------    ----------    ---------    ------------     ---------
Balances - December 31, 1999                        5,024,500    $5,024    $  633,821    $(236,596)   $     (2,632)    $ 399,617

    Issuance of stock for cash                         75,000        75        74,925           --              --        75,000

    Issuance of stock for services                    148,500       149        40,277           --              --        40,426

    Payments on subscription
      receivable                                           --        --            --           --           2,632         2,632

    Net income                                             --        --            --       74,781              --        74,781
                                                    ---------    ------    ----------    ---------    ------------     ---------

Balances - December 31, 2000                        5,248,000     5,248       749,023     (161,815)             --       592,456

    Issuance of stock for cash                        375,000       375       348,923           --         (25,000)      324,298

    Issuance of stock for services                    100,956       101        65,498           --              --        65,599

    Net loss                                               --        --            --     (404,665)             --      (404,665)
                                                    ---------    ------    ----------    ---------    ------------     ---------

Balances - December 31, 2001                        5,723,956    $5,724    $1,163,444    $(566,480)    $   (25,000)    $ 577,688
                                                    ---------    ------    ----------    ---------    ------------     ---------


The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                   2001                    2000
                                                                                               ------------            ------------
Cash flows from operating activities
   Net income (loss)                                                                           $   (404,665)           $     74,781
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Issuance of common stock for services                                                         65,599                  40,426
       Depreciation                                                                                  52,683                  52,338
       Amortization                                                                                   8,675                   2,821
       Deferred income tax benefit                                                                 (248,600)                     --
       Gain on sale of assets                                                                        (2,931)                  1,561
       Changes in assets and liabilities
         Accounts receivable                                                                         52,539                 (10,812)
         Inventories                                                                                (51,847)                 20,170
         Advances to employees                                                                      (40,831)                (50,865)
         Prepaid expenses                                                                           (49,214)                (17,175)
         Other assets                                                                                21,402                 (15,702)
         Accounts payable - trade                                                                    (4,862)                (42,303)
         Accounts payable - related party                                                                --                 (52,582)
         Accrued payroll tax withholdings                                                            62,948                  29,392
         Accrued expenses other                                                                      32,343                  (9,417)
         Income taxes payable                                                                        (2,283)                  2,283
                                                                                               ------------            ------------
Net cash provided by (used in) operating activities                                                (509,044)                 24,916
                                                                                               ------------            ------------

Cash flows from investing activities
   Purchases of property and equipment                                                              (58,869)                (62,821)
   Proceeds from sale of property and equipment                                                      22,682                      --
   Purchases of patents and trademarks                                                              (33,830)                (74,711)
                                                                                               ------------            ------------
Net cash provided by (used in) investing activities                                                 (70,017)               (137,532)
                                                                                               ------------            ------------
Cash flows from financing activities
   Net change in due to factor                                                                       (4,754)                (16,843)
   Net change in notes payable                                                                      205,683                 267,645
   Net change in notes payable - related party                                                      125,000                      --
   Payments on long-term debt                                                                       (24,966)               (203,819)
   Proceeds from issuance of common stock                                                           324,298                  75,000
   Payments on stock subscription receivable                                                             --                   2,632
                                                                                               ------------            ------------
Net cash provided by (used in) financing activities                                                 625,261                 124,615
                                                                                               ------------            ------------

Increase (decrease) in cash                                                                          46,200                  11,999

Cash - beginning of year                                                                             26,433                  14,434
                                                                                               ------------            ------------

Cash - end of year                                                                             $     72,633            $     26,433
                                                                                               ------------            ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


1.       ORGANIZATION AND NATURE OF BUSINESS

                  DAC Technologies Group International, Inc. ("DAC"), a Florida corporation, was incorporated as a Florida corporation under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc. DAC is in the business of developing, manufacturing and marketing various patented and unpatented consumer products that are designed to provide security for the consumer and their property. In addition, DAC has developed a wide range of security and non-security products for the home, automobile and individual. The majority of DAC's products are manufactured and imported from mainland China and are shipped to DAC's central warehouse facility in Little Rock, Arkansas. These products, along with other items manufactured in the United States, are sold primarily to major retail chains in the United States.

                  In February 2001, DAC formed a wholly owned subsidiary, Summit Training International ("STI"), an Arkansas corporation. STI's primary objective is to provide training to law enforcement agencies through courses, seminars and conferences. In connection with the formation of STI, DAC incurred start-up costs consisting principally of direct personnel costs and advertising and marketing expenses. These start-up costs, which totaled approximately $107,700, have been expensed and are included in general and administrative expenses in the accompanying consolidated financial statements for the year ended December 31, 2001.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of DAC Technologies Group International, Inc. and its wholly owned subsidiary, Summit Training International (collectively the "Company"). All material intercompany accounts and transactions have been eliminated in the consolidation.

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

         c. CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2001 and 2000, the Company had no cash equivalents.

         d. INVENTORIES - Inventories are stated at the lower of average cost or market. Costs include freight and applicable customs fees.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

         e. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from five to ten years.

         f. PATENTS AND TRADEMARKS - Costs incurred in connection with the acquisition of patents and trademarks are capitalized and amortized over their estimated useful lives, which range from five to seventeen years.

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

         h. REVENUE RECOGNITION - The Company records sales when merchandise is shipped to the customer. Allowances are provided when merchandise is returned. Revenue from courses, conferences and seminars is recognized when provided.

         i. EARNINGS PER SHARE - Earnings per share have been calculated using the weighted average number of shares outstanding for each year. The Company has no dilutive shares or options outstanding.

         j. ADVERTISING - Advertising costs are expensed as incurred. Total advertising expenses were approximately $1,800 and $9,100 for the years ended December 31, 2001 and 2000, respectively.

         k. SHIPPING AND HANDLING - All shipping and handling costs are included in selling expense in the accompanying consolidated statement of operations. These costs totaled $131,931 and $78,605, respectively, for the years ended December 31, 2001 and 2000.

         l. FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of cash and cash equivalents, accounts receivables and note payable approximates their carrying values due to the short-term nature of the instruments. The fair value of the Company's long-term debt approximates its carrying value.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

3.       INVENTORIES

           Inventories consist of:

                                                           2001           2000
                                                        ---------      ---------
                Finished goods                          $ 372,970      $ 315,955
                  Inventory in transit                     19,178         34,776
                  Parts                                    22,968         12,538
                                                        ---------      ---------
                                                        $ 415,116      $ 363,269
                                                        ---------      ---------


4.       FACTORING AGREEMENT

                  The Company factors a majority of its receivables under a factoring agreement, which is renewable annually. This agreement provides for factoring fees of .65% to 1.8% monthly depending on the creditworthiness and location of an account (domestic or foreign). An additional fee of 1/4 of 1% is charged for each thirty-day period, or part thereof, when the terms of sale exceed ninety-days. Fees are calculated on the gross face value of each invoice. In addition to factoring fees, interest is also charged on the outstanding funds in use. The interest rate is the greater of 7% or 1.25% above prime (5.0% at December 31, 2001). The amounts borrowed are collateralized by the Company's accounts receivable.

5.       NOTES PAYABLE

                  On March 12, 2001, the Company obtained a $150,000 line of credit from a bank to fund the start-up costs associated with STI. Borrowings under this agreement had effective interest rates averaging 9.15%. At December 31, 2001, outstanding borrowings under this agreement were $149,500. This agreement matures March 12, 2002 and is collateralized by the Company's receivables and inventories and personal guarantees of the Company's major stockholders.

                  On June 14, 2001, the Company entered into a note payable with a bank. This note bears interest at 8.5% and is secured by the Company's inventories and personal guarantees of the Company's major stockholders. The note is payable on demand or if no demand is made on April 30, 2002. At December 31, 2001, the outstanding principal balance on this note was $64,284.

                  On July 21, 2000, the Company entered into a note payable with a bank. This note bears interest at the Wall Street Journal Prime Rate (5% at December 31, 2001) and is secured by the Company's inventories and personal guarantees of the Company's major stockholders. The note is payable on demand or if no demand is made in thirty-six monthly payments of principal and interest of $4,659 through its

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

5.       NOTES PAYABLE (CONT.)

         maturity date of July 2, 2003. At December 31, 2001, the outstanding principal balance on this note was $79,544.

                  In addition, during the year ended December 31, 2000, the Company entered into a $250,000 line of credit agreement with a bank. Borrowings under this agreement had effective interest rates averaging 8.5%. At December 31, 2001, outstanding borrowings under this agreement were $180,000. This agreement matures April 30, 2002 and is collateralized by the Company's receivables and personal guarantees of the Company's major stockholders.

6.       NOTES PAYABLE - STOCKHOLDERS

                  During the year ended December 31, 2001, the Company entered into note payable agreements with certain stockholders of the Company. Borrowings under these agreements, which totaled $175,000, bear interest at rates ranging from 8% to 10% and are payable on demand. At December 31, 2001, outstanding borrowings under these agreements totaled $125,000. During the year ended December 31, 2001, the Company recognized interest expense of approximately $7,600 on these notes.

7.       Long-Term Debt

             Long-term debt consists of:

                                                                2001      2000
                                                              -------   --------
                Note payable to a financing company;
                  payable in monthly installments of
                  $524, including interest at 9.75%,
                  with remaining balance due November
                  2001; secured by certain vehicles.          $    --   $ 24,966
                                                              -------   --------
                Less current maturities                            --     24,966
                                                              -------   --------
                Long-term debt, less current maturities       $    --   $ 24,966
                                                              -------   --------

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


7.       LONG-TERM DEBT (CONT.)

                  The Company made interest payments under its financing arrangements totaling approximately $99,200 and $86,700 during the years ended December 31, 2001 and 2000, respectively.

8.       EQUITY

                  On March 15, 2000, the Company authorized the issuance of 75,000 shares of restricted common stock for $75,000. Additionally, on that date, the Company authorized the issuance of 6,000 shares of restricted common stock for services valued at $1,800. These shares were subsequently issued on June 5, 2000.

                  On May 15, 2000, the Company issued 37,500 shares of restricted common stock valued at $12,376 in connection with the establishment of a consulting agreement with a individual. In addition, the Company committed to grant this individual options to purchase 18,750 shares of restricted common stock on November 1, 2000 and an additional 18,750 shares of restricted common stock on May 1, 2001, with both options to be exercisable within five years. This agreement and the option commitments were terminated on September 15, 2000, when this individual became an officer and employee of the Company.

                  On June 12, 2000, the Company entered into a one year agreement with a consulting firm for services relating to strategic planning and operational assistance. As compensation for these services, the Company issued 100,000 shares of restricted common stock valued at $20,000. As of that date, 25,000 of these shares were released and the remainder have been placed in escrow and will be released when the services have been provided.

                  Effective November 27, 2000, the Company's articles of incorporation were amended to increase its authorized shares of restricted common stock to 50,000,000 shares and to create a class of preferred stock with 10,000,000 shares of $.001 per value stock authorized. The rights and preferences of these shares are to be determined by the Company's Board of Directors.

                  On December 15, 2000, the Company issued 5,000 shares of restricted common stock for services valued at $6,250.

                  On March 29, 2001, the Company issued 19,815 shares of restricted common stock valued at $5,350 to an individual pursuant to the terms of an employment agreement with the Company. Subsequently, on April 23, 2001, the Company issued 22,141 additional shares of common stock valued at $8,414 to this individual pursuant to this agreement. The value of these restricted common shares was based on two-thirds of the value of unrestricted shares on that date.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


8.       EQUITY (CONT).

                  On April 4, 2001, the Company issued a total of 75,700 shares of restricted common stock valued at $30,280 in connection with the establishment of consulting agreements with certain individuals. On June 1, 2001, the Company issued additional shares of restricted common stock totaling 38,300 which were valued at $32,555 to certain individuals in connection with the establishment of service agreements. The value of these restricted common shares was based on two-thirds of the value of unrestricted shares on that date.

                  On June 27, 2001, the Company retired 55,000 shares of restricted common stock that had previously been issued in connection with an agreement with a consulting firm. The consulting agreement was mutually terminated and the unearned portion of the shares were returned to the Company.

                  During the fourth quarter of the year ended December 31, 2001, the Company initiated a private placement offering of the Company's common stock. In connection with this offering, the Company issued a total of 375,000 shares of restricted common stock at $1.00 per share. Proceeds from this offering, net of offering costs, were $348,923.

9.       STOCK OPTION PLAN

                  Effective November 27, 2000 the Company adopted the 2000 Equity Incentive Plan (the "Plan"), a non-qualified stock option plan. Under the terms of the Plan, officers, directors, employees and other individuals may be granted options to purchase the Company's common stock at exercise prices determined by the Company's Board of Directors. The terms and conditions of any options granted under the Plan, to include vesting period and restrictions or limitations on the options, will be determined by the Board of Directors. The maximum number of shares that can be granted under this Plan is one million shares of stock. At December 31, 2001, the Company had granted no options pursuant to this Plan.


10.      INCOME TAXES

                  The provision for income taxes (benefit) consists of:

                                                              2001         2000
                                                          ----------     -------
                   Current provision (benefit)            $   (2,283)    $ 2,283
                   Deferred provision (benefit)             (248,600)         --
                                                          ----------     -------
                                                          $ (250,883)    $ 2,283
                                                          ----------     -------

                  DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

10.      INCOME TAXES (CONT.)

                  Reconciliations of the differences between income taxes (benefit) computed at the federal statutory tax rates and the provision for income taxes (benefit) is as follows:

                                                                                   2001         2000
                                                                                   ----         ----
                  Income taxes computed at federal
                    statutory tax rate                                          $ (222,886)   $ 25,426
                  State tax provision, net of federal benefits                     (28,123)      3,208
                  Change in valuation allowance                                         --     (29,122)
                  Other                                                                 26       2,771
                                                                                ----------    --------
                  Provision for income taxes (benefit)                          $ (250,983)   $  2,283
                                                                                ==========    ========

                  Temporary differences that give rise to significant deferred tax assets (liabilities) are as follows:


                                                                                   2001         2000
                                                                                   ----         ----
                  Net operating loss carryforward                               $ (233,415)   $     --
                  Allowance for doubtful accounts                                   (8,405)         --
                  Allowance for excess inventory                                    (6,744)         --
                  Contribution carryforward                                            (96)         --
                                                                                ----------
                  Net deferred tax asset                                        $ (248,660)   $     --
                                                                                ==========    ========

                  At December 31, 2001, the Company has a net operating loss carryforward available for federal and state income tax purposes of approximately $652,000. Unless utilized, this carryforward will expire in 2021.

11.      RELATED PARTY TRANSACTIONS

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

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


11.      RELATED PARTY TRANSACTIONS (CONT.)

                  During the years ended December 31, 2001 and 2000, the Company made advances to a stockholder and certain employees of the Company. These advances totalled $40,831 and $50,865, respectively. At December 31, 2001 and 2000, the outstanding balances of advances to these individuals were $103,404 and $62,573, respectively.

12.      COMMITMENTS AND CONTINGENCIES

                  On September 11, 2000, the Company entered into a letter of intent with Solid ISG Capital Markets, LLC ("Solid ISG") to underwrite a public offering of the Company's stock, and to act as financial advisors to the Company. On January 18, 2001, the Company filed a definitive information statement with the Securities and Exchange Commission covering this proposed transaction. On February 7, 2001, the Company was informally advised by Solid ISG that they desired to terminate this letter of intent. Effective February 7, 2001, this agreement was mutually terminated by the parties.

                  STI has entered into an affiliation with a non-profit corporation, The Center for Law Enforcement Learning ("CLEL"), an Arkansas Corporation. CLEL will service clients who can only engage non-profit entities to provide training. STI will conduct the training seminars and programs for CLEL. For these services, CLEL will pay a fee equal to 75%- 90% of the per student fee for the training event.

                  The Company currently leases office and warehouse space under a lease hat expires on January 31, 2003. Minimum future rental payments under these non-cancellable leases as of December 31, 2001 are as follows:

                        2002                   $ 31,425
                        2003                      2,625
                                               --------
                                               $ 34,050
                                               ========



                  Rent expense for the years ended December 31, 2001 and 2000 was approximately $47,500 and $48,400, respectively.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

12.      COMMITMENTS AND CONTINGENCIES (CONT.)

                  In connection with the asset purchase transaction discussed in
         Note 10, the Company could be held liable in the event of litigation, for the outstanding balances of certain unsecured liabilities of DAC Arkansas totaling approximately $119,000. No accrual has been made for this contingency.

13.      MAJOR CUSTOMERS AND SUPPLIERS

                  During the year ended December 31, 2001, the Company had aggregate sales to three customers that exceeded ten percent of total net sales. Sales to these individual customers were 22.6%, 13.5% and 11.0% of net sales. During the year ended December 31, 2000, the Company had aggregate sales to two customers that exceeded ten percent of total net sales. Sales to these individual customers were 32.6% and 15.7% of net sales.

                  During the year ended December 31, 2001, the Company purchased 61%, 22% and 11%, respectively, of its products from three major suppliers. During the year ended December 31, 2000, the Company purchased 44%, 35% and 12%, respectively, of its products from three major suppliers. The Company is dependent upon these suppliers continuing in business and their ability to ship to the United States, but believes that they could replace these suppliers, if required to, at similar quality and terms.

14.      CONCENTRATION OF CREDIT RISK

                  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers. As discussed in Note 4, the Company factors a majority of its receivables under a factoring agreement. These accounts are factored on a non-recourse basis which reduces the Company's exposure to credit risk. Approximately 59% and 56%, respectively, of the Company's accounts receivable at December 31, 2001 and 2000 were represented by three customers. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers. It maintains allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company's customer base and its customer's financial resources.

15.      FINANCIAL INFORMATION BY BUSINESS SEGMENT

                  The Company operates in four primary business segments delineated by products. The four segments are security products, gun locks, safes and non-security

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

15.      FINANCIAL INFORMATION BY BUSINESS SEGMENT (CONT.)

         products. The accounting policies of the Company's segments are the same as those described in Note 2. The Company's long-lived assets are located in the United States and China.


                  Information concerning operations in these segments of business is as follows:


                                                                     2001                2000
                                                                 ------------         ------------
Revenues
  Security products
    United States                                                $    396,552         $    668,981
    Germany                                                                --              127,778
  Gun-locks                                                         1,196,866            1,314,456
  Safes                                                               325,386                   --
  Non-security products                                                14,027               37,980
  Training                                                             51,861                   --
                                                                 ------------         ------------

Total                                                            $  1,984,692         $  2,149,195
                                                                 ============         ============

Income (loss) before income tax expense (benefit)
  Security products
    United States                                                $   (174,889)        $    (51,382)
    Germany                                                                --               (5,063)
  Gun-locks                                                          (228,776)             128,206
  Safes                                                               (61,773)                  --
  Non-security products                                                   611                5,303
  Training                                                           (190,721)                  --
                                                                 ------------         ------------

Total                                                            $   (655,548)        $     77,064
                                                                 ============         ============

Identifiable assets
  Security products

    United States                                                $    234,548         $    416,282
    China                                                              94,385              208,735
  Gun-locks
    United States                                                     250,854              581,985
    China                                                              63,623               87,220
  Safes
    United States                                                      60,359                   --
    China                                                              18,290                   --
  Non-security products

    United States                                                      25,218               31,719
  Corporate                                                         1,005,319               52,314
                                                                 ------------         ------------

Total                                                            $  1,752,596         $  1,378,255
                                                                 ============         ============


                  Molds used to manufacture the Company's security products and gun locks are located in China (See Note 1).