Form 10QSB
period 2002-03-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2002-05-15
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _________ to _________

                        Commission File Number 000-29211



                   DAC Technologies Group International, Inc.
                   ------------------------------------------
                 (Name of Small Business Issuer in its charter)


            Florida                                   65-0847852
-------------------------------                   ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

 1601 Westpark Drive #4C Little Rock, AR                 72204
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                 (501) 661-9100
                                 --------------
                           (Issuer's telephone number)

         Check whether the Issuer (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        (1) Yes [X] No [ ]                    (2) Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of May 13, 2002, 5,763,956 shares of Common Stock are issued and outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I ...........................................................           2
          ITEM 1.  FINANCIAL STATEMENTS ..........................           2

PART F/S .........................................................           7
          SELECTED NOTES TO FINANCIAL STATEMENTS .................           7
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                       OPERATION .................................           8

PART II ..........................................................          12
          ITEM 1.  LEGAL PROCEEDINGS .............................          12
          ITEM 2.  CHANGES IN SECURITIES .........................          13
          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............          13
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                       HOLDERS ...................................          13
          ITEM 5.  OTHER INFORMATION .............................          13
          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 -K .............          13

          Exhibits ...............................................          13
          SIGNATURES .............................................          14


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages 3-8 through following.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                                 MARCH 31, 2002
                                    Unaudited

                                     Assets

Current assets
       Cash                                                                $     5,966
       Accounts receivable                                                     395,788
       Inventories                                                             502,413
       Advances to related parties                                             103,675
       Prepaid expenses                                                        106,429
       Current deferred income tax benefit                                      15,150
                                                                           -----------
Total current assets                                                         1,129,421
                                                                           -----------

Property and equipment
       Furniture and fixtures                                                  121,677
       Molds, dies, and artwork                                                445,293
                                                                           -----------
                                                                               566,970
       Accumulated depreciation                                               (278,104)
                                                                           -----------
Net property and equipment                                                     288,866
                                                                           -----------

Other assets
       Patents and trademarks, net of
       accumulated amortization of $21,560                                     129,688
       Deferred income tax benefit                                             233,450
                                                                           -----------
Total other assets                                                             363,138
                                                                           -----------

Total assets                                                               $ 1,781,425
                                                                           ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                                 MARCH 31, 2002
                                    Unaudited


                      Liabilities and Stockholders' equity

Current liabilities
       Due to factor                                                       $   255,682
       Notes payable                                                           461,674
       Notes payable - stockholders                                            100,000
       Accounts payable-trade                                                  181,868
       Accrued payroll tax withholdings                                        158,683
       Accrued expenses-other                                                   46,343
                                                                           -----------
Total current liabilities                                                    1,204,250
                                                                           -----------


Stockholders' equity
       Common stock, $.001 par value; authorized
         50,000,000 shares; issued and outstanding
         5,763,956 shares                                                        5,764
       Preferred stock, $.001 par value; authorized
         10,000,000 shares; none issued and outstanding
       Additional paid-in capital                                            1,203,404
       Retained earnings (deficit)                                            (631,993)
                                                                           -----------
Total stockholders' equity                                                     577,175
                                                                           -----------

Total liabilities and stockholders' equity                                 $ 1,781,425
                                                                           ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF OPERATIONS (CONSOLIDATED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                    Unaudited

                                                                      March 31,              March 31,
                                                                         2002                  2001
                                                                     -----------           -----------
Net sales                                                            $   483,631           $   484,841

Cost of sales                                                            230,761               221,400
                                                                     -----------           -----------

Gross profit                                                             252,870               263,441
                                                                     -----------           -----------

Operating expenses
       Selling                                                           116,843                62,479
       General and administrative                                        180,372               180,998
                                                                     -----------           -----------
Total operating expenses                                                 297,215               243,477
                                                                     -----------           -----------

Income from operations                                                   (44,345)               19,964
                                                                     -----------           -----------

Other income (expense)
       Interest expense                                                  (21,168)              (18,817)
                                                                     -----------           -----------

Income (loss) before income tax expense                                  (65,513)                1,147

Provision for income taxes                                                    --                    --
                                                                     -----------           -----------

Net income (loss)                                                    $   (65,513)          $     1,147
                                                                     ===========           ===========


Numerator - net income (loss)                                        $   (65,513)          $     1,147

Denominator - weighted average number of shares outstanding            5,743,122             5,248,661
                                                                     -----------           -----------

Basic earnings (loss) per share                                      $     (0.01)          $      0.00
                                                                     ===========           ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF CASH FLOWS (CONSOLIDATED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                    Unaudited

                                                                     March 31,          March 31,
                                                                       2002                2001
                                                                    ---------           ---------
Cash flows from operating activities
       Net income (loss)                                            $ (65,513)          $   1,147
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Depreciation                                              14,405              14,250
             Amortization                                               2,623                 750
             Changes in assets and liabilities
                   Accounts receivable                                 15,869            (141,322)
                   Inventories                                        (87,297)            (25,352)
                   Advances to employees                                 (271)            (37,861)
                   Prepaid expenses                                   (27,223)            (32,487)
                   Other assets                                             0             (41,314)
                   Accounts payable - trade                           100,913              63,938
                   Accrued payroll tax withholdings                    (9,804)             19,862
                   Accrued expenses other                              (3,683)              3,472
                                                                    ---------           ---------
Net cash provided by (used in) operating activities                     5,532            (176,064)
                                                                    ---------           ---------

Cash flows from investing activities
       Purchases of property and equipment                            (10,852)            (17,986)
       Purchases of patents and trademarks                             (2,750)               (900)
                                                                    ---------           ---------
Net cash provided by (used) in investing activities                   (13,602)            (18,886)
                                                                    ---------           ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                           (21,430)             68,923
       Net change in notes payable                                    (11,654)            114,977
       Net change in notes payable-related party                      (25,000)                  0
       Proceeds from issuance of common stock                          40,000               7,926
       Payments on stock subscriptions receivable                      25,000                   0
                                                                    ---------           ---------
Net cash provided by (used in) financing activities                     6,916             191,826
                                                                    ---------           ---------


Increase (decrease) in cash                                           (66,667)             (1,977)

Cash - beginning of period                                             72,633              26,433
                                                                    ---------           ---------

Cash - end of period                                                $   5,966           $  24,456
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

         Unaudited interim financial statements - The accompanying financial statements of the Company for the three months ended March 31, 2002 and 2001 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 2001 audited financial statements included in the Company's Form 10-KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

EQUITY TRANSACTIONS

         During the fourth quarter of the year ended December 31, 2001, the Company initiated a private placement offering of the Company's common stock. During the first quarter of 2002, the Company issued 40,000 shares of restricted common stock at $1.00 per share. This offering expired on March 31, 2002.

NOTES PAYABLE

         On March 12, 2001, the Company obtained a line of credit from a local bank in the principal amount of $149,500, which matured on March 12, 2002, and was extended to October 12, 2002. This line of credit bears interest at a rate of 7.75%.

         On October 30, 2000, the Company obtained an inventory line of credit from a local bank in the principal amount of $180,000. This line of credit matured April 30, 2002, and has been extended to October 31, 2002. The interest rate on this line of credit is 7.75%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

(a)      Summary

         The Company has continued to be active in the development of new security products for sale to our mass merchant, sporting goods and other customers. We have received verbal commitments from mass merchant customers for new items to include in their permanent sales module. These items are anticipated to ship in the second quarter of 2002, and revenue from the sales should significantly improve revenue. During this quarter, management initiated budget cuts to bring the Company's expenses in line with revenues. We believe that our investment in these new products will begin to bear fruit in the second quarter of 2002. With anticipated revenues and cost cutting efforts, we believe the Company will return to profitability in the second quarter of 2002.

         Details

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. We have placed particular emphasis on gun safety because it has become a prominent national issue due to the recent rash of school and workplace violence. In particular, our products consist of gun locks, trigger locks, security safes, specialty safes, personal protection devices and items for the health care industry. A significant portion of our business is with mass market retailers such as Wal Mart, Walgreens and Kmart. However, initiatives to develop a nationwide cadre of manufacturer's representatives will allow us to penetrate the entire sporting goods market, which consists of thousands of smaller gun shops and sporting goods stores. We have also begun selling our products into many other markets consisting of safe retailers, jewelry stores, truck stops, alarm companies, RV retailers and computer retailers. Developing these markets and continuing to focus attention on potential new ones will allow us to reduce our dependence on our mass merchant customers.

         In February of 2002, Mr. Walt Howard joined the Company as Chief Operating Officer and as a member of its Board of Directors. Mr. Howard will provide increased emphasis toward production of revenue and the penetration of new markets for the Company's products.

         The Company's business plan and strategy for growth focuses on:

                  -        increased penetration of our existing market

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

         Management believes that continued growth will require the Company to continually innovate and improve its existing line of products and services to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners. To that end, we have developed a line of security safes that we believe will provide the Company with a favorable niche in the marketplace. These safes are of strong, all-steel construction for the storage of handguns, long-guns or valuables. The line consists of four floor safes and one specialty safe (SportSafe). These safes are high-quality items offered, four wall safes at reasonable prices.

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

         We have redesigned our website (www.dactec.com). All of our products are available via e-commerce on this new site.

         Of particular importance to our continued growth is the development of new products. The Company has been active in the past year in developing new products to be introduced to our mass merchant, sporting goods and other customers. The following new firearm safety devices are noteworthy:

         ATV 2003C         -        DAC SportSafe, modified to meet California
                                    standards

         SGL 1100          -        Shotgun lock for most pump and semi-auto
                                    shotguns

         PLL 425           -        Padlock type device to fit most long guns
                                    and medium handguns

         SL 035            -        Shackle lock type device to fit many
                                    handguns and long guns

         SL 060            -        Shackle lock type device to fit most
                                    handguns and long guns

         SPK 035           -        Padlock type device to fit most long guns
                                    and medium handguns

         SPK 060           -        Padlock type device to fit most long guns
                                    and handguns

         SALB 30           -        Padlock type accessory locks for gun cases
                                    (twin pack)

         In addition to these items, we are developing a California compliant cable lock (CL 551) that should be available in second quarter 2002.

         The Company has received verbal commitments and new item numbers from mass merchant customers for certain of these new security items scheduled for delivery in the second quarter of 2002. These items are anticipated to be included in their permanent sales module nationwide. The items anticipated to be sold by our mass merchant customers include:

         ATV 2003C         DAC SportSafe, modified to meet California standards

         SGL 1100 Shotgun lock for most pump and semi-auto shotguns

         PLL 425 Padlock type device to fit most long guns and medium handguns

         SAL B30           Padlock type accessory locks for gun cases

         MTL Metal trigger lock, in both single and triple pack packaging

         CL 551            Cable lock

         We believe that these new products have the potential to provide significant revenue growth for the Company in 2002 and beyond.

         During the first quarter of 2002, management initiated across the board cuts in expenses. Compensation to management has been cut by 60%. Much of the increase in operating expenses in 2001 was related to the Company's aggressive marketing and product development efforts, which the Company had hoped to fund through the $1.5 million private placement offering. Due to economic conditions and the tragic events of September 11th, this offering raised only $415,000. Management initiated these budget cuts to bring the Company's expenses in line with sales revenues.

         We believe that our investment in these new products will begin to bear fruit in the second quarter of 2002. With anticipated revenues and cost cutting efforts, we believe the Company will return to profitability in the second quarter of 2002.

(b)      Financial Condition and Results of Operations

         The Company has continued to be active in the development of new security products for sale to our mass merchant, sporting goods and other customers. We have received verbal commitments from mass merchant customers for new items to include in their permanent sales module. These items are anticipated to ship in the second quarter of 2002, and revenue from the sales should significantly improve revenue. During this quarter, management initiated budget costs to bring the Company's expenses in line with revenues. We believe that our investment in these new products will begin to bear fruit in the second quarter of 2002. With anticipated revenues and cost cutting efforts, we believe the Company will return to profitability in the second quarter of 2002.

         The Company had a net loss of $65,513 on net sales revenues of $483,631 for the quarter ended March 31, 2002, as compared to net income of $1,147 on net sales revenues of $484,841 for the quarter ended March 31, 2001.

         While revenues remained virtually unchanged, gross profit for the first quarter of 2002 was approximately $10,571 less than the comparable period of 2001. This decrease is due to the sales of our new line of security safes, which were not available in the first quarter of 2001, and for which our gross margins are less than on our gun locks.

         Operating expenses increased $53,738 over the prior year's first quarter. This increase is related primarily to increased freight costs associated with shipping security safes, costs associated with testing and meeting the requirements of California's gun security laws, an increase in commissions paid to sales representatives, and an increase in costs associated with trade shows.

(c)      Liquidity and Capital Resources

         Our primary source of cash and revenues is funds from our operations. We believe that external sources of liquidity can be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending March 31, 2002, we owed our factor approximately $255,682.

        In August 2001, the Company began efforts to raise additional capital through the private placement of the Company's common stock. This offering expired March 31, 2002. A total of $415,000 in gross proceeds were generated from this offering

        On March 12, 2002, the Company extended a line of credit with a local bank in the principal amount of $149,500. Proceeds of this line of credit were used to finance the start up costs associated with the Company's wholly-owned subsidiary, Summit Training International, Inc. The principal balance of this loan, originally due March 12, 2002, is now due October 12, 2002 and bears interest at 7.75%.

         On May 1, 2002, the Company extended its $180,000 inventory line of credit with a local bank. This line of credit originally matured on April 30, 2002, now matures October 31, 2002, and bears interest at 7.75%.

(d)      Trends

         Ongoing publicity involving firearms has continued to cause gun safety to be a prominent issue nationally and internationally. Gun violence, especially in schools has prompted the President, as well as national and state legislators, to debate legislation requiring gun safety locks on all firearms. Threatened litigation against gun manufacturers has caused them to seriously consider placing gun safety locks on the guns they manufacture. We believe sales revenues in this area will grow significantly.

         The tragic terrorist attack against the United States on September 11, 2001, caused many Americans to become concerned about their personal security. As a result, many people are purchasing firearms to maintain for home defense purposes. While they are purchasing handguns, many are also concerned with the safe storage of the firearm in the home and want to purchase affordable, effective gun locks or gun safes to increase security. As a result, we have experienced an increase in revenue due to additional purchases of our products.

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

         In a related action, Legal v. DAC Technologies Group International, Inc., filed in Florida by our former officer and director, Larry Legal and his wife, alleged the failure by the Company and its officers to permit the sale of their shares. This action was dismissed without prejudice.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 -K

          The following documents are incorporated by reference from Registrant's Form 10-SB filed with the Securities and Exchange Commission (the "Commission"), File No. 000-29211, on January 28, 2000:


         Exhibits
         --------
          2        Acquisition Agreement
          3(i)     Articles of Incorporation
          3(ii)    By-laws


          The following documents are incorporated by reference from Registrant's Form 10Q-SB filed with the Securities and Exchange Commission (the " Commission"), File No. 000-29211, on August 17, 2001:


          3(iii)   Articles of Amendment to the Articles of Incorporation
          3(iv)    Amendment to the Articles of Incorporation


SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

         DAC Technologies Group International, Inc.

         By: /s/ James R. Pledger
            ----------------------------------------
            James R. Pledger, Chairman and CEO


May 15, 2002