Form 10QSB
period 2002-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2002-08-14
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 (501) 661-9100
                           (Issuer's telephone number)

         Check whether the Issuer (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        (1) Yes [x] No [ ]                    (2) Yes [x] No [ ]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of August 9, 2002, 5,763,956 shares of Common Stock are issued and outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [x]

                                TABLE OF CONTENTS


PART I........................................................................3

ITEM 1. FINANCIAL STATEMENTS..................................................3

PART F/S..................................................................... 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
                  Summary....................................................10
                  Financial Condition and Results of Operations..............12
                  Liquidity and Capital Resources............................13
                  Trends.....................................................13

PART II .....................................................................15

ITEM 1.  LEGAL PROCEEDINGS ..................................................15

ITEM 2.  CHANGES IN SECURITIES ..............................................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................15

ITEM 5.  OTHER INFORMATION ..................................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................15

SIGNATURES ..................................................................16

PART I


ITEM 1. FINANCIAL STATEMENTS

         Our financial statements are contained in pages __ through __ following.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Balance Sheet (Consolidated)

                                  June 30, 2002
                                    Unaudited


                                     Assets

Current assets
       Cash                                            $          10,661
       Accounts receivable                                       578,045
       Inventories                                               473,757
       Advances to related parties                               107,196
       Prepaid expenses                                           95,489
       Current deferred income tax benefit                        15,150
                                                       -----------------
Total current assets                                           1,280,298
                                                       -----------------

Property and equipment
       Furniture and fixtures                                    121,677
       Molds, dies, and artwork                                  450,585
                                                       -----------------
                                                                 572,262
       Accumulated depreciation                                 (294,104)
                                                       -----------------
Net property and equipment                                       278,158
                                                       -----------------

Other assets
       Patents and trademarks, net of
       accumulated amortization of $24,360                       126,888
       Deferred income tax benefit                               233,450
                                                       -----------------
Total other assets                                               360,338
                                                       -----------------

Total assets                                           $       1,918,794
                                                       =================

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Balance Sheet (Consolidated)

                                  June 30, 2002
                                    Unaudited


                      Liabilities and Stockholders' equity

Current liabilities
       Due to factor                                         $         320,307
       Notes payable                                                   445,485
       Notes payable - stockholders                                    200,000
       Accounts payable-trade                                          180,905
       Accrued payroll tax withholdings                                147,045
       Accrued expenses-other                                           16,257
                                                             -----------------
Total current liabilities                                            1,309,999
                                                             -----------------


Stockholders' equity
       Common stock, $.001 par value; authorized
         50,000,000 shares; issued and outstanding
         5,763,956 shares                                                5,764
       Preferred stock, $.001 par value; authorized
         10,000,000 shares; none issued and outstanding
       Additional paid-in capital                                    1,203,404
       Retained earnings (deficit)                                    (600,373)
                                                             -----------------
Total stockholders' equity                                             608,795
                                                             -----------------

Total liabilities and stockholders' equity                   $       1,918,794
                                                             =================

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     Statements of Operations (Consolidated)

                 For the Six Months Ended June 30, 2002 and 2001
                                    Unaudited

                                                                                     June 30,               June 30,
                                                                                       2002                   2001
                                                                                       ----                   ----

Net sales                                                                        $       1,117,861      $         979,448

Cost of sales                                                                              568,674                448,299
                                                                                 -----------------      -----------------

Gross profit                                                                               549,187                531,149
                                                                                 -----------------      -----------------

Operating expenses
       Selling                                                                             214,034                185,441
       General and administrative                                                          328,472                365,426
                                                                                 -----------------      -----------------
Total operating expenses                                                                   542,506                550,867
                                                                                 -----------------      -----------------

Income from operations                                                                       6,681                (19,718)
                                                                                 -----------------      -----------------

Other income (expense)
       Interest expense                                                                    (40,573)               (38,797)
                                                                                 -----------------      -----------------

Income (loss) before income tax expense                                                    (33,892)               (58,515)

Provision for income taxes                                                                      --                     --
                                                                                 -----------------      -----------------

Net income (loss)                                                                $         (33,892)     $         (58,515)
                                                                                 =================      =================


Numerator - net income (loss)                                                    $         (33,892)     $         (58,515)

Denominator - weighted average number of shares outstanding                              5,753,597              5,307,951
                                                                                 -----------------      -----------------

Basic earnings (loss) per share                                                  $           (0.01)     $           (0.01)
                                                                                 =================      =================

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     Statements of Operations (Consolidated)

                For the Three Months Ended June 30, 2002 and 2001
                                    Unaudited


                                                                                     June 30,               June 30,
                                                                                       2002                   2001
                                                                                       ----                   ----

Net sales                                                                        $         634,230      $         494,608

Cost of sales                                                                              337,913                226,899
                                                                                 -----------------      -----------------

Gross profit                                                                               296,317                267,709
                                                                                 -----------------      -----------------

Operating expenses
       Selling                                                                              97,191                122,963
       General and administrative                                                          148,100                184,429
                                                                                 -----------------      -----------------
Total operating expenses                                                                   245,291                307,392
                                                                                 -----------------      -----------------

Income from operations                                                                      51,026                (39,683)
                                                                                 -----------------      -----------------

Other income (expense)
       Interest expense                                                                    (19,406)               (19,979)
                                                                                 -----------------      -----------------
Income (loss) before income tax expense                                                     31,620                (59,662)

Provision for income taxes                                                                      --                     --
                                                                                 -----------------      -----------------

Net income (loss)                                                                $          31,620      $         (59,662)
                                                                                 =================      =================


Numerator - net income (loss)                                                    $          31,620      $         (59,662)

Denominator - weighted average number of shares outstanding                              5,763,956              5,366,599
                                                                                 -----------------      -----------------

Basic earnings (loss) per share                                                  $            0.01      $           (0.01)
                                                                                 =================      =================

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     Statements of Cash Flows (Consolidated)

                 For the Six Months Ended June 30, 2002 and 2001
                                    Unaudited

                                                                                    June 30,          June 30,
                                                                                      2002              2001
                                                                                      ----              ----
Cash flows from operating activities
       Net income (loss)                                                         $       (33,892)  $       (58,515)
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Issuance of common stock for services                                                          68,505
             Depreciation                                                                 30,405            28,500
             Amortization                                                                  5,423             1,500
             Changes in assets and liabilities
                   Accounts receivable                                                  (166,388)          (79,520)
                   Inventories                                                           (58,641)          (90,830)
                   Advances to employees                                                  (3,792)          (41,416)
                   Prepaid expenses                                                      (16,284)          (66,044)
                   Other assets                                                                0          (108,803)
                   Accounts payable - trade                                               99,950            53,640
                   Accrued payroll tax withholdings                                      (21,442)           55,673
                   Accrued expenses other                                                (33,769)           (4,800)
                                                                                 ---------------   ---------------
Net cash provided by (used in) operating activities                                     (164,538)         (183,595)
                                                                                 ---------------   ---------------

Cash flows from investing activities
       Purchases of property and equipment                                               (16,144)          (26,048)
       Proceeds from sale of property & equipment                                              0            19,750
       Purchases of patents and trademarks                                                (2,750)          (26,189)
                                                                                 ---------------   ---------------
Net cash provided by (used) in investing activities                                      (18,894)          (32,487)
                                                                                 ---------------   ---------------

Cash flows from financing activities
       Increase (decrease) in due to factor                                               43,195           (37,319)
       Payments on long-term debt                                                                          (24,966)
       Net change in notes payable                                                       (27,843)          322,940
       Net change in notes payable-related party                                          75,000                 0
       Proceeds from issuance of common stock                                             40,000
       Payments on stock subscriptions receivable                                         25,000
                                                                                 ---------------   ---------------
Net cash provided by (used in) financing activities                                      155,352           260,655
                                                                                 ---------------   ---------------


Increase (decrease) in cash                                                              (61,972)          (13,942)

Cash - beginning of period                                                                72,633            26,433
                                                                                 ---------------   ---------------

Cash - end of period                                                             $        10,661   $        12,491
                                                                                 ===============   ===============

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     Statements of Cash Flows (Consolidated)

                For the Three Months Ended June 30, 2002 and 2001
                                    Unaudited

                                                                                    June 30,          June 30,
                                                                                      2002              2001
                                                                                      ----              ----
Cash flows from operating activities
       Net income (loss)                                                         $        31,620   $       (59,662)
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Issuance of common stock for services                                                          60,579
             Depreciation                                                                 16,000            14,250
             Amortization                                                                  2,800               750
             Changes in assets and liabilities
                   Accounts receivable                                                  (182,257)           61,802
                   Inventories                                                            28,656           (65,478)
                   Advances to employees                                                  (3,521)           (3,555)
                   Prepaid expenses                                                       10,940           (33,557)
                   Other assets                                                                0           (67,489)
                   Accounts payable - trade                                                 (963)          (10,298)
                   Accrued payroll tax withholdings                                      (11,638)           35,811
                   Accrued expenses other                                                (30,086)           (8,272)
                                                                                 ---------------   ---------------
Net cash provided by (used in) operating activities                                     (170,069)          (15,457)
                                                                                 ---------------   ---------------

Cash flows from investing activities
       Purchases of property and equipment                                                (5,292)           (8,062)
       Proceeds from sale of property & equipment                                              0            19,751
       Purchases of patents and trademarks                                                     0           (25,289)
                                                                                 ---------------   ---------------
Net cash provided by (used) in investing activities                                       (5,292)          (13,600)
                                                                                 ---------------   ---------------

Cash flows from financing activities
       Increase (decrease) in due to factor                                               64,625          (106,242)
       Payments on long-term debt                                                                          (25,182)
       Net change in notes payable                                                       (16,189)          208,178
       Net change in notes payable-related party                                         100,000                 0
                                                                                 ---------------   ---------------
Net cash provided by (used in) financing activities                                      148,436            76,754
                                                                                 ---------------   ---------------


Increase (decrease) in cash                                                                4,695           (11,965)

Cash - beginning of period                                                                 5,966            24,456
                                                                                 ---------------   ---------------

Cash - end of period                                                             $        10,661   $        12,491
                                                                                 ===============   ===============

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

o        Organization and Summary of Significant Accounting Policies

         Organization and basis of presentation - The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.

         Unaudited interim financial statements - The accompanying financial statements of the Company for the six months ended June 30, 2002 and 2001 and for the three months ended June 30, 2002 and 2001 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 2001 audited financial statements included in the Company's Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

o        Equity Transactions


         During the fourth quarter of the year ended December 31, 2001, the Company initiated a private placement offering of the Company's common stock. During the first quarter of 2002, the Company issued 40,000 shares of restricted common stock at $1.00 per share. This offering expired on March 31, 2002.

         Notes Payable

         On March 12, 2002, the Company extended a line of credit with a local bank in the principal amount of $149,500. Proceeds of this line of credit were used to finance the start up costs associated with the Company's wholly-owned subsidiary, Summit Training International, Inc. The principal balance of this loan is now due October 12, 2002 and bears interest at 7.75%.

On May 1, 2002, the Company extended its $180,000 inventory line of credit with a local bank. This line of credit matures October 31, 2002, and bears interest at 7.75%.

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

(a) Summary

The Company has continued to be active in the research and development of new security products for sale to our mass merchant, sporting goods and other customers. As previously reported, the Company introduced and began shipments of five new products during the second quarter, including all five items being placed in Wal Mart's gun accessory module. Four of these items have been approved for sale in the state of California, and are now being marketed toward firearm manufacturers and national sporting goods chains. We are currently negotiating with several firearm manufacturers to supply them with California compliant gun locks for all their guns.

In addition to these items, the Company begun development of a new line of windproof/waterproof butane lighters for the sporting goods market. The Company has received verbal commitments from a large retailer for this new item, as well as interest from gun manufacturers under a private label program. We have also begun redesigning the packaging of our fast access portable safe (SportSafe) for the automotive industry (Vehicle Vault).

The Company continues to identify and develop new security products for the gun and sporting goods markets. Our ability to manufacture quality products at a low cost has enabled us to have the most competitive pricing in these markets.

The introduction of these new items has enabled the Company to increase its revenues during the second quarter by 28% over last year. This increase in revenues and the Company's continued efforts to reduce expenses has resulted in a return to profitability in the second quarter.

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

The Company's business plan and strategy for growth focuses on:

                  o        increased penetration of our existing market
                  o aggressive targeting and penetration of other markets, i.e. sporting goods retailers
                  o diversification of products and services to provide a base for continued growth
                  o adoption of new technologies for safety and security products
                  o        adoption of new product lines
                  o identification and recruitment of effective manufacturer's representatives to actively market these products on a national and international basis
                  o        aggressive cost containment

The principal key to increasing the rate of the Company's growth is the availability of capital to maintain additional inventory, develop or acquire new products and secure motivated professional employees.

Management believes that continued growth will require the Company to continually innovate and improve its existing line of products and services to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners. With the passage of legislation in California requiring approval from the California Department of Justice for a firearm safety device to be sold in that state, many national gun manufacturers and sporting goods retailers looking into using only California compliant devices. Recognizing this fact, the Company now has 10 firearm safety devices (including the portable SportSafe) approved by the California Department of Justice.

We have redesigned our website (www.dactec.com). All of our products are available via e-commerce on this new site.

In February of 2002, Mr. Walt Howard joined the Company as Chief Operating Officer and as a member of its Board of Directors. Mr. Howard will provide increased emphasis toward production of revenue and the penetration of new markets for the Company's products.

In May of 2002, Jim Pledger resigned as Chairman and CEO of the Company. The Company's founder, David Collins, returned as Chairman and CEO. Mr. Collins provides immediate knowledge and leadership that the role of Chairman and CEO demands. Because of his past experience with the Company, the transition period has been minimal.

In May of 2002, Ford Overton resigned from the Company's Board of Directors, stating responsibilities with his current employer do not allow him to dedicate the time needed to effectively serve on the Board.

(b) Financial Condition and Results of Operations

The Company had net income of $31,620 on net sales revenues of $634,230 for the three months ended June 30, 2002, as compared to a net loss of $59,662 on net sales revenues of $494,608 for the three months ended June 30, 2001. This represents an increase in net income of $91,282 over the preceding year. Revenues increased $139,622 over the preceding year, a 28% increase.

Operating expenses for the three months ended June 30, 2002 were $245,291 as compared to $307,392 for the same period in 2001. This decrease of $62,101 represents a 20% decrease, and is a result of management's continuing efforts to reduce expenses.

Gross margin percentages decreased from 54% for the three months ended June 30, 2001 to 47% for the three months ended June 30, 2002. This decrease is due to the increase in sales of the Company's line of security safes from $53,150 for the three months ended June 30, 2001 to $264,068 for the three month's ended June 30, 2002. The security safe business is extremely competitive, and therefore gross margins on these items average 41%, which is well below the margins on other products the Company sells.

For the six months ended June 30, 2002, the Company had a net loss of $33,892 on net sales revenues of $1,117,861 as compared to a net loss of $58,515 on net sales revenues of $979,448 for the six months ended June 30, 2001. This represents a decrease in the net loss of $24,623. The increase in revenues of $138,413 represents an increase of 14% over the previous year.
Operating expenses for the six months ended June 30, 2002 were $542,506 as compared to $550,867 for the same period in 2001. This slight decrease of $8,361 is more significant in light of the fact that first quarter operating expenses were $53,738 higher than last year. The overall decrease for the six months is a result of expense cuts made late in the first quarter of 2002.

(c) Liquidity and Capital Resources

         Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending June 30, 2002, we owed our factor approximately $320,307.

In August 2001, the Company began efforts to raise additional capital through the private placement of the Company's common stock. This offering expired March 31, 2002. A total of $415,000 in gross proceeds were generated from this offering

On March 12, 2002, the Company extended a line of credit with a local bank in the principal amount of $149,500. Proceeds of this line of credit was used to finance the start up costs associated with the Company's wholly-owned subsidiary, Summit Training International, Inc. The principal balance of this loan is now due October 12, 2002 and bears interest at 7.75%.

On May 1, 2002, the Company extended its $180,000 inventory line of credit with a local bank. This line of credit matures October 31, 2002, and bears interest at 7.75%.

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

          Exhibits
          --------

          2        Acquisition Agreement
          3(i)     Articles of Incorporation
          3(ii)    By-laws

          The following documents are filed herewith:

          Exhibits
          --------

          99.1     Certification of Robert C. Goodwin

          99.2     Certification of David A. Collins

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

                                     DAC Technologies Group International, Inc.

                                     By: /s/ Robert C. Goodwin
                                         ---------------------------------------
                                     Robert C . Goodwin, Chief Financial Officer


August 13, 2002