Form 10QSB
period 2002-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2002-11-14
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

        (1) YES [X] NO [ ]                    (2) YES [X] NO [ ]

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF NOVEMBER 8, 2002, 5,817,956 SHARES OF COMMON STOCK ARE ISSUED AND OUTSTANDING.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES [ ] NO [X]

                                TABLE OF CONTENTS


PART I.....................................................................3

ITEM 1.  FINANCIAL STATEMENTS..............................................3

PART F/S...................................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
                  Background..............................................10
                  Financial Condition and Results of Operations...........12
                  Liquidity and Capital Resources.........................13
                  Trends..................................................14

PART II ..................................................................14

ITEM 1.  LEGAL PROCEEDINGS ...............................................14

ITEM 2.  CHANGES IN SECURITIES ...........................................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............15

ITEM 5.  OTHER INFORMATION ...............................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................15

SIGNATURES ...............................................................16

PART I


ITEM 1.  FINANCIAL STATEMENTS



                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)
                               September 30, 2002
                                    Unaudited


                               ASSETS

Current assets
       Cash                                           $    21,659
       Accounts receivable                                642,747
       Inventories                                        553,460
       Advances to related parties                        108,046
       Prepaid expenses                                   111,644
       Current deferred income tax benefit                 15,150
                                                      -----------
Total current assets                                    1,452,706
                                                      -----------

Property and equipment
       Furniture and fixtures                             121,677
       Molds, dies, and artwork                           451,864
                                                      -----------
                                                          573,541
       Accumulated depreciation                          (310,104)
                                                      -----------
Net property and equipment                                263,437
                                                      -----------

Other assets
       Patents and trademarks, net of
       accumulated amortization of $27,160                124,088
       Notes receivable                                    41,713
       Deferred income tax benefit                        233,450
                                                      -----------
Total other assets                                        399,251
                                                      -----------

Total assets                                          $ 2,115,394
                                                      ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)
                               September 30, 2002
                                    Unaudited


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Due to factor                                               $   444,594
       Notes payable                                                   424,643
       Notes payable - stockholders                                    200,000
       Accounts payable-trade                                          231,162
       Accrued payroll tax withholdings                                131,462
       Accrued expenses-other                                           18,930
                                                                   -----------
Total current liabilities                                            1,450,791
                                                                   -----------


Stockholders' equity
       Common stock, $.001 par value; authorized
         50,000,000 shares; issued and outstanding
         5,817,956 shares                                                5,818
       Preferred stock, $.001 par value; authorized
         10,000,000 shares; none issued and outstanding
       Additional paid-in capital                                    1,236,216
       Retained earnings (deficit)                                    (577,431)
                                                                   -----------
Total stockholders' equity                                             664,603
                                                                   -----------

Total liabilities and stockholders' equity                         $ 2,115,394
                                                                   ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF OPERATIONS (CONSOLIDATED)
              For the Nine Months Ended September 30, 2002 and 2001
                                    Unaudited


                                                                   Sept. 30          Sept. 30
                                                                     2002              2001
                                                                 -----------       -----------
Net sales                                                        $ 1,739,530       $ 1,536,521

Cost of sales                                                        921,803           737,449
                                                                 -----------       -----------

Gross profit                                                         817,727           799,072
                                                                 -----------       -----------

Operating expenses
       Selling                                                       297,238           387,758
       General and administrative                                    502,395           532,348
                                                                 -----------       -----------
Total operating expenses                                             799,633           920,106
                                                                 -----------       -----------

Income from operations                                                18,094          (121,034)
                                                                 -----------       -----------

Other income (expense)
       Other income                                                   46,713                --
       Interest expense                                              (75,758)          (64,663)
                                                                 -----------       -----------
         Total other income (expense)                                (29,045)          (64,663)
                                                                 -----------       -----------

Income (loss) before income tax expense                              (10,951)         (185,697)

Provision for income taxes                                                --                --
                                                                 -----------       -----------

Net income (loss)                                                $   (10,951)      $  (185,697)
                                                                 ===========       ===========


Numerator - net income (loss)                                    $   (10,951)      $  (185,697)

Denominator - weighted average number of shares outstanding        5,769,864         5,323,844
                                                                 -----------       -----------

Basic earnings (loss) per share                                  $     (0.00)      $     (0.03)
                                                                 ===========       ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF CASH FLOWS (CONSOLIDATED)
              For the Nine Months Ended September 30, 2002 and 2001
                                    Unaudited



                                                                 Sept. 30        Sept. 30
                                                                   2002            2001
                                                                ---------       ---------
Cash flows from operating activities
       Net income (loss)                                        $ (10,951)      $(185,697)
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Issuance of common stock for services                 32,866          76,460
             Depreciation                                          46,405          42,750
             Amortization                                           8,223           2,250
             Changes in assets and liabilities
                   Accounts receivable                           (231,090)       (166,430)
                   Inventories                                   (138,344)       (189,166)
                   Advances to employees                           (4,642)        (44,598)
                   Prepaid expenses                               (32,438)        (86,970)
                   Other assets                                   (41,713)       (106,450)
                   Accounts payable - trade                       150,207          73,322
                   Accrued payroll tax withholdings               (37,025)         39,884
                   Accrued expenses other                         (31,096)         (4,329)
                                                                ---------       ---------
Net cash provided by (used in) operating activities              (278,647)       (363,277)
                                                                ---------       ---------

Cash flows from investing activities
       Purchases of property and equipment                        (17,423)        (32,034)
       Proceeds from sale of property & equipment                      --          19,750
       Purchases of patents and trademarks                         (2,750)        (26,189)
                                                                ---------       ---------
Net cash provided by (used) in investing activities               (20,173)        (38,473)
                                                                ---------       ---------

Cash flows from financing activities
       Increase (decrease) in due to factor                       167,482         106,218
       Payments on long-term debt                                    0.00         (24,966)
       Net change in notes payable                                (48,685)        471,369
       Net change in notes payable-related party                   75,000              --
       Proceeds from issuance of common stock                      40,000          46,463
       Payments on stock subscriptions receivable                  25,000              --
                                                                ---------       ---------
Net cash provided by (used in) financing activities               258,797         599,084
                                                                ---------       ---------


Increase (decrease) in cash                                       (50,974)         11,637

Cash - beginning of period                                         72,633          26,433
                                                                ---------       ---------
Cash - end of period                                            $  21,659       $  38,070
                                                                =========       =========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF OPERATIONS (CONSOLIDATED)
             For the Three Months Ended September 30, 2002 and 2001
                                    Unaudited


                                                                   Sept. 30,        Sept. 30,
                                                                     2002             2001
                                                                 -----------       -----------
Net sales                                                        $   621,670       $   557,073

Cost of sales                                                        353,129           289,150
                                                                 -----------       -----------

Gross profit                                                         268,541           267,923
                                                                 -----------       -----------

Operating expenses
       Selling                                                        83,204           202,317
       General and administrative                                    173,923           166,921
                                                                 -----------       -----------
Total operating expenses                                             257,127           369,238
                                                                 -----------       -----------

Income from operations                                                11,414          (101,315)
                                                                 -----------       -----------

Other income (expense)
       Other income                                                   46,713                --
       Interest expense                                              (35,185)          (25,866)
                                                                 -----------       -----------
         Total other income (expense)                                 11,528           (25,866)
                                                                 -----------       -----------

Income (loss) before income tax expense                               22,942          (127,181)

Provision for income taxes                                                --                --
                                                                 -----------       -----------

Net income (loss)                                                $    22,942       $  (127,181)
                                                                 ===========       ===========


Numerator - net income (loss)                                    $    22,942       $  (127,181)

Denominator - weighted average number of shares outstanding        5,797,304         5,355,104
                                                                 -----------       -----------

Basic earnings (loss) per share                                  $      0.00       $     (0.02)
                                                                 ===========       ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF CASH FLOWS (CONSOLIDATED)
             For the Three Months Ended September 30, 2002 and 2001
                                    Unaudited


                                                                Sept. 30,      Sept. 30,
                                                                  2002           2001
                                                                --------       --------
Cash flows from operating activities
       Net income (loss)                                          22,942       (127,181)
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Issuance of common stock for services                32,866          7,955
             Depreciation                                         16,000         14,250
             Amortization                                          2,800            750
             Changes in assets and liabilities
                   Accounts receivable                           (64,702)       (86,910)
                   Inventories                                   (79,703)       (98,336)
                   Advances to employees                            (850)        (3,182)
                   Prepaid expenses                              (16,155)       (20,926)
                   Other assets                                  (41,713)         2,353
                   Accounts payable - trade                       50,257         19,682
                   Accrued payroll tax withholdings              (15,583)       (15,789)
                   Accrued expenses other                          2,673            470
                                                                --------       --------
Net cash provided by (used in) operating activities             (114,110)      (179,683)
                                                                --------       --------

Cash flows from investing activities
       Purchases of property and equipment                        (1,279)        (5,986)
                                                                --------       --------
Net cash provided by (used) in investing activities               (1,279)        (5,986)
                                                                --------       --------

Cash flows from financing activities
       Increase (decrease) in due to factor                      124,287        143,537
       Net change in notes payable                               (20,842)       148,429
       Proceeds from issuance of common stock                         --         46,463
                                                                --------       --------
Net cash provided by (used in) financing activities              103,445        338,429
                                                                --------       --------

Increase (decrease) in cash                                       10,998         25,579

Cash - beginning of period                                        10,661         12,491
                                                                --------       --------

Cash - end of period                                              21,659         38,070
                                                                ========       ========


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

         Unaudited interim financial statements - The accompanying financial statements of the Company for the nine months ended September 30, 2002 and 2001 and for the three months ended September 30, 2002 and 2001 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 2001 audited financial statements included in the Company's Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

o        EQUITY TRANSACTIONS

         During the fourth quarter of the year ended December 31, 2001, the Company initiated a private placement offering of the Company's common stock. During the first quarter of 2002, the Company issued 40,000 shares of restricted common stock at $1.00 per share. This offering expired on March 31, 2002.

         During the third quarter of 2002, the Company issued 4,000 shares of restricted common stock to four employees in various amounts in reliance upon
Section 4(2) of the Securities Act for past services.

         During the third quarter of 2002, the Company issued 50,000 shares of restricted common stock to a related party who is also a creditor of the Company pursuant to the terms of a consulting agreement. The payment of 25,000 of these shares may be deemed additional compensation for this party's loan to the Company.(1)

o        NOTES PAYABLE

         On March 12, 2002, the Company extended a line of credit with a local bank in the principal amount of $149,500. Proceeds of this line of credit was used to finance the start up costs associated with the Company's wholly-owned subsidiary, Summit Training International, Inc. The principal balance of this loan is now due October 12, 2002 and bears interest at 7.75%. This Note is now past due, however, the Bank has indicated to the Company that it does not intend to call the loan. The Company is currently in negotiations for renewal of this loan.

         On May 1, 2002, the Company extended its $180,000 inventory line of credit with a local bank. This line of credit matures October 31, 2002, and bears interest at 7.75%. This Note is now past due, however, the Bank has indicated to the Company that it does not intend to call the loan. The Company is currently in negotiations for renewal of this loan.

         On May 7, 2002, the Company obtained a $100,000 loan from an individual, which matures December 7, 2002 and bears interest at 6%. The Note was issued to a related party who is also a consultant to the Company.

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

--------

(1) The terms of this party's May 7, 2002, Loan are more fully set forth in the Notes Payable Note to Financial Statements below.

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

         During the third quarter, the Company received and shipped orders for its California approved cable lock to two large gun manufacturers and received orders from a third that began shipping during the fourth quarter of this year.

         In addition to these items, the Company has completed development of a new line of windproof/water-resistant butane lighters for the sporting goods market. The Company has received verbal commitments from a large retailer for this new item, for shipment in the fourth quarter of 2002, as well as interest from gun manufacturers under a private label program. We have also begun redesigning the packaging of our fast access portable safe (SportSafe) for the automotive industry (Vehicle Vault).

         The Company continues to identify and develop new security products for the gun and sporting goods markets. Our ability to manufacture quality products at a low cost has enabled us to have competitive pricing in these markets.

         The introduction of these new items has enabled the Company to increase its revenues during the third quarter by 12% over last year. This increase in revenues and the Company's continued efforts to reduce expenses has resulted a return to profitability in the second and third quarters.

         In July, 2002, the Company sold certain assets of its subsidiary, Summit Training International, Inc. and Center for Law Enforcement Learning, Inc., including their names for $50,000, which includes $5,000 in cash and a $45,000 note, due no later than eighteen (18) months from the date of the Note. The Company had discontinued operations of these subsidiaries earlier this year due to unprofitability. The Company has agreed, for a period of four (4) years from Closing, not to own, manage, participate in (as an employee or otherwise), advise or otherwise consult with any business that provides instruction or educational services to law enforcement and/or security agencies, entities or personnel (collectively "Security Services"), within the United States of America.


         DETAILS

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. We have placed particular emphasis on gun safety because it has become a prominent national issue due to the rash of school and workplace violence over the past few years. In particular, our products consist of gun locks, trigger locks, security safes, specialty safes, personal protection devices and items for the health care industry. A significant portion of our business is with mass market retailers such as Wal Mart, Walgreens and Kmart. However, initiatives to develop a nationwide cadre of manufacturer's representatives will allow us to penetrate the entire sporting goods market, which consists of thousands of smaller gun shops and sporting goods stores. These initiatives have met with moderate success. We have also begun selling our products into many other markets consisting of safe retailers, jewelry stores, truck stops, alarm companies, RV retailers and computer retailers. Developing these markets and continuing to focus attention on potential new ones will allow us to reduce our dependence on our mass merchant customers.

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


(B)      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company had net income of $22,942 on net sales revenues of $621,670 for the three months ended September 30, 2002, as compared to a net loss of $127,181 on net sales revenues of $557,073 for the three months ended September 30, 2001. This represents an increase in net income of $150,123 over the preceding year. Revenues increased $64,597 over the preceding year, a 12% increase.

         Operating expenses for the three months ended September 30, 2002 were $257,127 as compared to $369,238 for the same period in 2001. This decrease of $112,111 represents a 30% decrease, and is a result of management's continuing efforts to reduce expenses.

         Gross margin percentages decreased from 48% for the three months ended September 30, 2001 to 43% for the three months ended September 30, 2002. This decrease is mainly due to competition in the safe business and an increase in sales of gun locks to gun manufacturers. Sales of the Company's line of security safes increased from $102,753 for the three months ended September 30, 2001 to $160,832 for the same three month period in 2002. However, gross margins decreased for 46% to 40%, respectively. Competition in the security safe industry has increased dramatically over the past year, which has caused the Company to reduce its margins to increase its market share for these items.

         For the nine months ended September 30, 2002, the Company had a net loss of $10,951 on net sales revenues of $1,739,530 as compared to a net loss of $185,697 on net sales revenues of $1,536,521 for the nine months ended September 30, 2001. This represents a decrease in the net loss of $174,746. The increase in revenues of $203,009 represents an increase of 13% over the previous year.

         Operating expenses for the nine months ended September 30, 2002 were $799,633 as compared to $920,106 for the same period in 2001. This decrease of $120,473 represents a 13% decrease over the prior year, and is a result of management's expense cuts made during the first quarter of 2002.


(C)      LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending September 30, 2002, we owed our factor approximately $444,594.

        In August 2001, the Company began efforts to raise additional capital through the private placement of the Company's common stock. This offering expired March 31, 2002. A total of $415,000 in gross proceeds were generated from this offering.

         On March 12, 2002, the Company extended a line of credit with a local bank in the principal amount of $149,500. Proceeds of this line of credit was used to finance the start up costs associated with the Company's wholly-owned subsidiary, Summit Training International, Inc. The principal balance of this loan is now due October 12, 2002 and bears interest at 7.75%. This Note is now past due, however, the Bank has indicated to the Company that it does not intend to call the loan. The Company is currently in negotiations for renewal of this loan.

         On May 1, 2002, the Company extended its $180,000 inventory line of credit with a local bank. This line of credit matures October 31, 2002, and bears interest at 7.75%. This Note is now past due, however, the Bank has indicated to the Company that it does not intend to call the loan. The Company is currently in negotiations for renewal of this loan.


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


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

         We are the Plaintiff in a legal action instituted by us against our former manufacturer Skit International, Ltd., Uni-Skit Technologies, Inc. and Uni-Tat International, Inc. The suit, commenced in August 2000, alleges breach of a manufacturing contract which required the defendants to manufacture certain of our products within the range of "competitive pricing," a defined term. We are seeking damages and recission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants have denied the allegations and have counterclaimed for an outstanding balance of $182,625, for recission of the manufacturing agreement and for damage to its business reputation. We have denied, and believe there is no merit to the counterclaim's material allegations. We have replaced the defendants as manufacturers of our products. A trial date has been set by the court in this matter for April 2, 2003.

         In another matter, we instituted suit along with The Collins Family Trust, in which David Collins, our Chairman and CEO claims a beneficial interest, and DAC Technologies of America, Inc., our predecessor, against Larry Legel, our for Certified Public Accountant, Director and the Trustee of The Collins Family Trust. The suit, commenced in March, 2001 alleges we transferred

180,000 of our shares of common stock for services which the Defendant did not provide. The suit also alleges that the Defendant breached an agreement not to sell his shares before certain private investors had recouped their investment. We are seeking equitable recission, damages, and injunctive relief. A judgment has been entered in the Company's favor in this suit.

         In a related action, Legal v. DAC Technologies Group International, Inc., filed in Florida by our former officer and director, Larry Legal and his wife, alleged the failure by the Company and its officers to permit the sale of their shares. There is a hearing set in December seeking a dismissal predicated on the Arkansas decision.


ITEM 2.  CHANGES IN SECURITIES

         During the third quarter of 2002, the Company issued 4,000 shares of restricted common stock to four employees in various amounts in reliance upon
Section 4(2) of the Securities Act for past services.

         During the third quarter of 2002, the Company issued 50,000 shares of restricted common stock to a related party who is also a creditor of the Company pursuant to the terms of a consulting agreement. The payment of 25,000 of these shares may be deemed additional compensation for this party's loan to the Company.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 -K

         The following documents are incorporated by reference from Registrant's Form 10SB filed with the Securities and Exchange Commission (the "Commission"), File No. 000-29211, on January 28, 2000:

         EXHIBITS
         --------

          2        Acquisition Agreement
          3(i)     Articles of Incorporation
          3(ii)    By-laws

          EXHIBITS
         --------

          10.5    Asset Purchase Agreement
          10.6    Consulting Agreement
          99.1    Certification of David A. Collins
          99.2    Certification of Robert C. Goodwin


         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

         DAC Technologies Group International, Inc.

         By: /s/ David A. Collins
         ----------------------------------
         David A. Collins, Chairman and CEO


November 14, 2002