Form 10KSB
period 2002-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2003-03-31
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10K-SB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO __________


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


                   1601 Westpark Dr. #4C Little Rock, AR 72204
                 ----------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

         CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO
ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]


         STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR.   $2,756,193


         STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF MARCH 12, 2003 WAS APPROXIMATELY $1,489,788.

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 12, 2003, 5,818,056 SHARES OF COMMON STOCK ARE ISSUED AND OUTSTANDING.

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

                                TABLE OF CONTENTS



FORWARD-LOOKING STATEMENT......................................................1

PART I   ......................................................................1

ITEM 1.  DESCRIPTION OF BUSINESS...............................................1
ITEM 2.  DESCRIPTION OF PROPERTY...............................................7
ITEM 3.  LEGAL PROCEEDINGS.....................................................7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................8

PART II .......................................................................8

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............8
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............9
            Financial Condition and Results of Operations................... ..9
ITEM 7. FINANCIAL STATEMENTS..................................................10
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.........................10

PART III......................................................................10

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................10

ITEM 10. EXECUTIVE COMPENSATION...............................................10
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......11
             Security Ownership of Certain Beneficial Owners..................11
             Security Ownership of Management ................................11
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................12
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................12



                           FORWARD-LOOKING STATEMENTS

         This document includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Such statements also consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, risks attending litigation and government investigation, inability to raise additional capital or find strategic partners, leverage and debt service, governmental regulation, dependence on key personnel, competition, including competition from other manufacturers of gun locks, costs and risks attending manufacturing, expansion of operations, market acceptance of the Company's products, limited public market and liquidity, shares eligible for future sale, the Company's common stock ("Common Stock") being subject to penny stock regulation and other risks detailed in the Company's filings with the United States Securities and Exchange Commission ("SEC" or "Commission").

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

         Between July 1998 and March 2002, we sold an aggregate of 5,763,956 shares of our Common Stock to approximately 40 accredited or otherwise sophisticated investors with whom we had pre-existing relationships and who had access to relevant information concerning the Company in a series of transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). We received gross proceeds of approximately $724,400 from these transactions. The funds have been used to fund our business plan and we anticipate needing additional capital to complete the plan.

         We have not been involved in any bankruptcy, receivership or similar proceeding. Except as set forth herein, we have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

         Our primary business is gun safety. The American Firearms Industry, a trade association, estimates that there are 60-65 million handguns and 30-35 million handgun owners in the United States. According to the February 2000 COMMERCE IN FIREARMS IN THE UNITED STATES published by the U.S. Bureau of Alcohol, Tobacco and Firearms and the Department of Commerce, an estimated two million new and two million second-hand handguns are sold in the United States annually.

(b)      Business Plan

         2002 SUMMARY

         The year 2002 may very well prove to be a breakout year for DAC Technologies. After years of stagnant sales growth, the Company has experienced a 39% increase in revenues over the prior year and recorded its first $1,000,000 in quarterly gross sales during the fourth quarter of 2002. This increase in sales and a 21% decrease in operating expenses has resulted in the Company's return to profitability in 2002.

         Significant to the sales growth were two new products introduced in 2002: the DAC SportSafe, a portable, quick-access, digital safe has accounted for approximately 17% of our revenues this year, and the Sportsman Lighter, a wind-proof, water-resistant butane lighter accounts for about 11%. Both of these new products have done well across the Company's entire customer base.

         While there was no increase in the sales of the Company's line of gun locks, gun locks continue to be the backbone of the Company's product line, accounting for 42% of the Company's total sales in 2002. Our gun locks are presently compatible with most brands and models. The Company believes that the greatest demand for our gun locks will come from those who use handguns for guarding their households or for personal protection. This includes both individual consumers among the general public and professionals in the law enforcement community. The Company believes that the law enforcement community presents a substantial market for our gun locks. According to the Department of Justice, the more than 700 general purpose State and local law enforcement agencies that employ 100 or more full-time sworn personnel collectively employ more than 381,000 such personnel. Former U.S. Housing Secretary, Andrew Cuomo estimates that governments at all levels together buy more than 500,000 police guns annually. In addition, the consumer segment of our potential market consists of non-law enforcement handgun owners who use guns for home defense and self- protection. It is estimated that these individuals collectively own more than sixty-five million handguns, and purchase over two million more each year, from licensed firearms dealers in the United States.


         During 2002, the gun lock market has also seen a shift in emphasis, as more and more gun manufacturers are providing gun locks with each of the firearms they sell. Maryland was the first state to enact mandatory gun lock requirements fro handguns. California has also enacted similar provisions. DAC Technologies has been able to secure gun lock business from several major firearm manufacturers. The Company currently has nine gun locks and five safes approved by the California Department of Justice for sale in the state of California for the safety storage of firearms.

         The Company continues to strive aggressively towards diversifying its product line and customer base, as well as reducing operating costs, while operating in an ever increasing competitive marketplace.

         CORE BUSINESS

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. We have placed particular emphasis on gun safety because it continues to be a prominent national issue due to the rash of school and workplace violence. In particular, our products consist of gun locks, trigger locks, security safes, specialty safes, personal protection devices and items for the health care industry. During 2002, we introduced a new product line of windproof, water resistant butane lighters, ideal for camping, hunting and boating.

          A significant portion of our business is with mass market retailers such as Wal Mart, Walgreens and Kmart. However, initiatives to develop a nationwide cadre of manufacturer's representatives has allowed us to penetrate the sporting goods market, which consists of thousands of smaller gun shops and sporting goods stores and distributors. We have also begun selling our products into many other markets consisting of safe retailers, jewelry stores, truck stops, alarm companies, RV retailers and computer retailers. We have significantly increased our sales to firearm manufacturers. Developing these markets and continuing to focus attention on potential new ones will allow us to reduce our dependence on our mass merchant customers.

         The majority of our products are manufactured and imported from mainland China and shipped to a central location in Little Rock, Arkansas for distribution.

         The Company's business plan and strategy for growth focuses on:

                  o        increased penetration of our existing markets
                  o aggressive targeting and penetration of other markets, i.e. sporting goods retailers
                  o diversification of products and services to provide a base for continued growth
                  o adoption of new technologies for safety and security products
                  o        adoption of new product lines
                  o identification and recruitment of effective manufacturer's representatives to actively market these products on a national and international basis
                  o        aggressive cost containment

         The principal key to increasing the rate of the Company's growth is the availability of capital to maintain additional inventory, develop or acquire new products and secure motivated professional employees. In this regard, the Company began efforts in August 2001 to raise $1.5 million in capital through the private placement of its common stock. Funds generated from this offering were used for the reduction of debt and increase inventory, marketing activities, research and development and for operating capital. The offering expired March 31, 2002, and raised $415,000.

         Management believes that continued growth will require the Company to continually innovate and improve its existing line of products and services to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners. To that end, we have developed a line of security safes that has provided the Company with a favorable niche in the marketplace. These safes are of strong, all-steel construction for the storage of handguns, long-guns or valuables. The line consists of ten floor safes, wall safes and one specialty safe (SportSafe). These safes are high-quality items offered at reasonable prices. Five of these safes have been approved by the California Department of Justice for sale in the State of California for the safety storage of firearms.

         In addition to our traditional products, our management is actively pursuing initiatives which may add complementary businesses, products and services. These initiatives are intended to broaden the base of revenues to make us less dependent on particular products. By developing businesses which focus on products and services which complement our current line of products, management hopes to leverage these opportunities to not only develop new sources or revenue, but to strengthen the demand for our existing products. In line with these initiatives, the Company introduced in 2002 the Sportsman Lighter, a refillable butane lighter which has been sold to our mass merchant and sporting goods customers. In addition, the Company is developing for 2003 a line of gun cleaning kits and accessories. These items were shown at the 2003 SHOT Show and received tremendous interest, as the Company is going to be able to offer these kits at a price 30% to 40% under the existing market. The Company has received verbal commitments from Wal Mart and several sporting goods retailers for these items, which will begin shipping during the second quarter of 2003. The Company is also exploring the production of various hunting and camping accessories.

         We have redesigned our website (www.dactec.com). All of our products are available via e-commerce on this new site.

         In May 2002, James R. Pledger resigned as our Chairman and Chief Executive Officer. David A. Collins, our founder and former Chairman and Chief Executive Officer returned to assume these duties. Mr. Collins' knowledge of the company and the industry has enabled the Company to significantly increase its revenues and return the Company to profitability.

         In July, 2002, the Company sold certain assets of its wholly-owned subsidiary, Summit Training International, Inc., including its name, for $50,000. Proceeds from this sale included $5,000 cash and a $45,000 note maturing no later than eighteen months from the date of the note. In connection with this sale, the Company agreed to a noncompetitive restriction regarding educational or instructional services in the law enforcement sector for a four-year period. The Company had discontinued operations of Summit Training in January, 2002 due to unprofitability.

(c)      Products

         Our products can be grouped into four main categories: (a) gun safety locks, (b) security safes, (c) automotive and personal security, and (d) non-security products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer our products with the assistance of our Chinese and domestic manufacturers, who are responsible for the tooling, manufacture and packaging of our products.

(1)      Security Products

         (A) GUN SAFETY LOCKS. We currently market 20 different gun safety locks, most of which are available in retail packaging (as singles and value packs) or in bulk packaging. These locks range from metal or steel, keyed trigger locks to cable locks. We market a patented gun lock designed specifically for use with Glock handguns. Nine of our gun locks have been approved for sale in the State of California.

         (B) SECURITY SAFES. We currently market ten security and specialty safes, including the DAC SportSafe, developed for the sporting goods community, first unveiled in February 2002. These safes are of heavy duty all-steel construction and are perfect for firearms, jewelry and other valuables. Most have electronic keypads for easy access. Five of our safes have been approved for sale in the State of California as a gun safety measure.

         (C) AUTOMOTIVE AND PERSONAL SECURITY. We currently market over 12 different electronic security devices designed to protect your automobile or yourself. We also market non-electronic security devices such as pepper spray and tear gas.

         (D) NON-SECURITY PRODUCTS. We currently market two licensed products, the Clampit Cupholder and Plateholder, as well as the new Sportsman Lighter, a windproof, water resistant, refillable butane lighter.

(d)      Manufacturing and Distribution.

         Through our foreign and domestic manufacturing agents, we manufacture, design and build our tooling, molds and products. Our administrative offices and warehouse facilities are located in Little Rock, Arkansas. We contract our manufacturing for tooling and production primarily in Shanghai, China, and to a lesser extent, in Little Rock, Arkansas and Sandwich, Illinois. We distribute the majority of our domestics, and certain of our international business out of our Little Rock facility. Most of our international business is shipped directly to our customers direct from the Shanghai, China location. Products are delivered to our Little Rock facility complete and ready for delivery to our customers.

         We currently utilize both internal sales personnel and commissioned independent sales representatives. We have increased our sales promotions and sales development activities to provide assistance to the independent sales representatives through the use of brochures, product samples and demonstration products. We have redesigned our web site WWW.DACTEC.COM which will serve both as a marketing tool and a platform from which we will be able to provide various support services fo our independent sales representatives. We have also added e-commerce capability to our web site. We also utilize trade shows, both on a regional and national level to promote our products and to attract qualified sales representatives.

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

(e)      Competition

         We operate in a very competitive industry, dominated by national and international companies with well-established brands, all of whom are better capitalized, have more experience in our industry and have established varying degrees of consumer loyalty. There are no assurances we will ever be successful in establishing our brands or penetrating our target markets. Our products compete with other competitors lock boxes, trigger locks, cable locks, ring locks and the evolving smart guns. Many of these products are more widely known than the Company's products. While we believe that our products are favorably priced to comparable products on the current market, we nevertheless expect competitors to attempt development of similar products at similar prices, possibly reducing the Company's sales or profit margins or both.

         Some of our competitors in the business sectors which we operate in are:

                  o GUN SAFETY - Master Lock (which presently controls 60%-70% of the market), Noble Security, Saf T Lok, and Shot Lock.
                  o        SECURITY SAFES - Sentry Safes, GunLocker and Gun
                           Vault.
                  o        AUTOMOTIVE SECURITY - Bulldog, Rally and Code Alarm.
                  o PERSONAL SECURITY - competitors are varied and mostly smaller vendors.
                  o NON-SECURITY PRODUCTS - competitors are various small and large vendors.

         We are subject to competition that is expected to intensify in the future because we believe that the number of competitors is increasing. There are no significant barriers to entry into our markets. We feel our greatest difficulties in competing come in areas such as gun safety and security safes where our competitors generally are bigger, better known, and have greater resources including capital and personnel. We realize it is important to achieve brand name recognition in establishing a market share, which, in turn generates additional market share giving consumers preferences for brand names. We believe that while brand names operate effectively in mainstream product distribution, there is significant opportunity for lesser known names with specific products and solutions that appeal to consumers. The keys to our maintaining a competitive position is product design, pricing, quality of the product and the maintenance of favorable relationships with various mass merchandisers.

(f)      Principal Suppliers and Manufacturers

         Since most of our products, in particular our gun locks and security safes, are manufactured in mainland China, we customarily develop our manufacturing through trading companies located in China. Our principal agents are Nimax and MDD Trading, Ltd., which are trading companies/agents that are responsible for locating manufacturers for our gun safety, security safes and electronics products. These companies typically provide us with price lists for the manufacture and tooling of our products, which we may or may not negotiate. These agents are, in turn, compensated by the manufacturer.

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

(g)      Customers.

         Although we have numerous customers, we sell on the basis of purchase orders, primarily to national retail chains such as Wal Mart, Kmart and Walgreens. In 2002, Wal Mart accounted for 40% of our gross revenues and Walgreens 11%.

         During 2002, we added a number of firearm manufacturers and sporting goods distributors to our customer base, and continued to focus our marketing efforts through our independent sales representatives in this area. Demand for our security safes have also presented opportunities in other markets consisting of safe retailers, jewelry stores, truck stops, alarm companies, RV retailers, computer retailers and many more. By developing these new markets we will be able to be less dependent on our primary customers.

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

         We have not to date registered or trademarked any of our product names.

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

(i)      Governmental Regulations.

         Several federal laws regulate the ownership, purchase and use of handguns, including the 1968 Gun Control Act and the Brady Bill. There is not, however, any federal law which requires the use of gunlocks. At least 18 states and a variety of cities and counties have enacted Children Access Prevention laws designed to prevent the unsupervised storage of loaded weapons. These "CAP" laws typically require that guns be safely secured in gun safes or with gun locks.

         We are not subject to specific governmental regulation or standards, although the sale of handguns is heavily regulated. However, several states have considered types of enhanced gun regulation that impact handgun safety locks and ways to increase gun safety and minimize gun violence. One way of accomplishing this is to require gun manufacturers to incorporate safety devices similar to the Company's products into all handguns sold. The first regulation of this kind was passed by the Maryland state legislature in early April 2000, and signed into law by Governor Glendening on April 11, 2000. More than half a dozen states are considering similar laws. Although gun manufacturers have uniformly resisted this kind of legislation in the past, this view is changing. Should such regulations materialize, they presumably will serve to increase the demand for our products and sales in the gun safety area. Such regulations may, however, also be promulgated to regulate the specifications of the devices. Recently the federal Consumer Products Safety Council has contracted with the American Society for Testing and Materials ("ASTM") to set standards and test procedures for gun locking devices.

         Additionally, the State of California has enacted legislation that establishes performance standards for "firearm safety devices", "lock-boxes" and "safes". This legislation requires manufacturers to have their products tested by an independent testing laboratory in order to be listed as an approved device. Effective January 1, 2002, this legislation required that every firearm sold in the state be accompanied by an approved safety device. Effective January 1, 2003, the legislation was expanded in that any firearm safety device sold within the state must be approved.

         We have obtained the required approvals from the Federal Communications Commission for the Rf signals emitted by our remote control units used with our car alarms. We are not aware of any other required governmental approvals on any of our products.

(j)      Research and Development.

         Research and development costs are expensed as incurred. We develop our products internally, utilizing the expertise of our manufacturers, input from an engineering consulting firm and input from our customers. Any R & D cost incurred by our manufacturers is passed on to us in the pricing of the tooling, molds and products. We do not pass such costs onto our customers. Because of our close relationships with our customers, we are able to determine the level of interest in a particular product before investing significant time or capital in its development. Once a potential new product is identified, we utilize the services of a patent attorney to assure that we do not infringe upon anyone's patent rights. We also design our own packaging internally.

         Working closely with our manufacturers' engineers, a final design for a product and cost estimations are completed. If management determines that a product can be produced at competitive prices, and the interest level justifies production, we proceed with having tooling made. We own the molds and tooling for all of our gunlock products. After pre- production samples are approved, full production begins.

(k)      Environmental Laws.

         We incur no costs and suffer no adverse effects by complying with environmental laws (federal, state and local).

(l)      Employees.

         We currently employ five employees, all of whom are full-time:
President & Chief Executive Officer, Chief Financial Officer, Vice President of Manufacturing, receptionist/clerk and shipping clerk. There are no collective bargaining agreements.

(m)      Reports to Security Holders.

         Copies of this report, including exhibits to the Report and other materials filed with the SEC that are not included herein, may be inspected and copied, without charge, at the Public Reference Room, 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1- 800-SEC-0330. In addition, the Commission maintains an Internet site on the World Wide Web at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

(n)      Certain Risk Factors.

         If we are to expand our operations, we will need additional capital. Our ability to timely expand our product operations and, in particular, the production and marketing of gun locks and safes is largely dependent upon the acquisition of additional funding. In the event that additional capital is not obtained, we may be unable to timely complete and/or implement our plans to expand our operations.

         We have a history of moderate operating profits, and our growth program and future profitability remains uncertain. We expect our operating expenses to increase significantly in connection with our proposed growth program and, accordingly, our future profitability may depend on corresponding increases in funding or revenues from our expanded business operations. We believe that operating results will be adversely effected if start-up expenses associated with our new product lines are incurred without sufficient offsetting funding or revenues. Moreover, future events, including unanticipated expenses or increased competition could have an adverse effect on our long-term operating margins and results of operations. There can be no assurance that our Company's growth program will result in an increase in the profitability of our operations.

         Our success depends on maintaining relationships with key customers. We have several customers upon which we depend on for the sale of a large percentage of our gun lock and security products. Customer orders are dependent upon their markets and may vary significantly in the future based upon the demand for our products. The loss of one or more of such customers, or a declining market in which such customers reduce orders or request reduced prices, could have a material adverse effect on our business.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters are located to 1601 Westpark Drive, Suite 4C, Little Rock, Arkansas 72204. This location consists of approximately 1,500 square feet of office space and 3,500 square feet of warehouse space. All of the administrative, accounting and shipping functions are performed at this location, as well as some sales. This space is leased for one year, expiring February 1, 2004, at a monthly rent of $2,730. There are no renewal options. We believe there are adequate alternative facilities at reasonably competitive prices in the event this lease is terminated. The Company also maintains an executive office at 19955 NE 38th Court, Aventura, Florida 33180. This office is rented from the Company's President at a monthly rental of $1,500. This arrangement is not the subject of a written lease and can be terminated at any time.

ITEM 3.  LEGAL PROCEEDINGS

         We are the subject of a suit instituted by us against our former manufacturer SKIT International, Ltd. and Uni-Skit Technologies, Inc. The suit, commenced in August 2000, alleges breach of a manufacturing contract which required defendants to manufacture certain of our products with the range of "competitive pricing", a defined term. We are seeking damages and recission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants have denied the allegations and have counterclaimed for an outstanding balance of $182,625, for recission of the manufacturing agreement and for damage to its business reputation. We have denied, and believe there is no merit to the counterclaim's material allegations. We have replaced the defendants as manufacturers of our products. This suit is scheduled to go to trial in July, 2003.

         We instituted suit along with The Collins Family Trust, our affiliate in which David Collins, our Chairman claims a beneficial interest, and DAC Technologies of America, Inc., our predecessor, against Larry Legel, a former Director and the Trustee of The Collins Family Trust. The suit, commenced in March 2001 alleged a transfer of 180,000 shares of our common stock for services which the Defendant did not provide. The suit also alleges that the Defendant breached an agreement not to sell his shares before certain private investors had recouped their investment. In October, 2002, the Arkansas Court ordered the transfer rescinded and the stock returned to David Collins. Mr. Legal has noticed the appeal of the Court's October Order.

         Subsequent to the Arkansas action, Mr. Legal instituted against the Company in August, 2001, alleging failure by the Company and its officers to permit the sale of his shares of the Company, which were the same shares that were the subject of the Arkansas action. A Motion to Dismiss was filed and granted. In February,2003, Mr. Legal filed an amended complaint, alleging that the Company failed to honor his request to sell the shares. The Company has filed a motion to dismiss or abate the Amended Complaint due to the decision and pendency of the Arkansas appeal.

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

         QUARTER ENDED              HIGH             LOW
         -------------              ----             -----

         March 31, 2001             $1.58            $0.41
         June 30, 2001              $1.80            $0.48
         September 30, 2001         $2.10            $1.42
         December 31, 2001          $2.10            $1.20
         March 31, 2002             $2.17            $0.80
         June 30, 2002              $1.22            $0.45
         September 30, 2002         $1.00            $0.65
         December 31, 2002          $0.85            $0.60

         As of March 12, 2003, there were approximately 84 holders of record of our 5,818,056 shares of common stock outstanding.

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

         During 2002, 4,000 shares of our restricted stock were issued to various employees as compensation. Because these individuals had a preexisting relationship with us and access to relevant information concerning us, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         During 2002, 25,000 shares of our restricted stock were issued as additional compensation on a note payable to a shareholder. Because this individual had a preexisting relationship with us and access to relevant information concerning us, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         During 2002, 25,000 shares of our restricted stock were issued for services under a consulting agreement entered into by the Company with a certain individual. Because this individual had a preexisting relationship with us and access to relevant information concerning us, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         Pursuant to a Private Offering Memorandum dated August 27, 2001, and expiring March 31, 2002, the Company sold an aggregate of 415,000 shares of restricted common stock at a price of $1.00 per share, to 12 individual investors. The transaction was exempt under Rule 504 of Regulation D of the Securities Act.

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

(b)      YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31,
         2001.

         For the year ended December 31, 2002, the Company had net income of $12,810 on sales revenues of $2,756,193, as compared to a net loss of $404,665 on sales revenues of $1,984,692 for the year ended December 31, 2001.

         Net sales revenues increased $771,501 during 2002 as compared to 2001, a 39% increase. This increase was related to the sales of two new products introduced in 2002, the DAC SportSafe and Sportsman Lighter, sales of which totaled $471,844 and $312,606, respectively. Sales of our existing products remained fairly constant across the board, with no significant changes from the prior year.

         Operating expenses in 2002 were $1,118,500 as compared to $1,434,243 for 2001, a decrease of $315,743. Of this decrease, $236,885 was relating to Summit Training, whose operations were discontinued in January of 2002. The remaining decrease of $78,858 is attributable to the operations of DAC Technologies. The most significant changes were decreases in employee compensation of $66,837, travel of $20,118 and legal fees of $19,546. These decreases were offset by an increase in freight cost of $26,528, which was due to the higher costs of shipping security safes.

         o        Liquidity and Capital Resources

         Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short term liquidity. For the period ending December 31, 2002, we owed our factor approximately $735,035.

         On October 31, 2002, the Company refinanced its $180,000 line of credit with a local bank. The loan bears interest at 7.50% and matures November 1, 2003. On May 7, 2002, the Company borrowed $100,000 from an existing shareholder. This loan bears interest at 6% and matures May 7, 2003. We believe our revenues will be sufficient to pay these obligations. If not, we will seek to refinance them or request our shareholders to pay their guarantees.

         o         Trends

         Even with the election of a new President and the change in the Administration, handgun safety remains a major concern, and interest may continue to increase in the next few years, particularly in light of the accidental and intentional shootings involving children. The focus is expected to become more one of gun safety rather than one of attempts to ban guns. Gun safety issues are expected to be moved from the Federal level to the state level, while those at the federal level are seemingly becoming more rational with the approach being taken by the Consumer Products Safety Commission to set measurable standards of performance for gun locking devices. The Company, with developed products that address preventive handgun safety, anticipates that it will be in a position to benefit from this trend-although this, of course, cannot be guaranteed. We believe that the continued focus on handgun safety, the use of gun locks by law enforcement agencies, the litigation aimed at gun manufacturers and corresponding about-face regarding gun safety locks begun by Smith & Wesson, as well as the gun legislation will hopefully will enhance our product line revenues.

         Moreover, the tragic terrorist attack against the United States on September 11, 2001, caused many Americans to become concerned about their personal security. As a result, many people are purchasing firearms to maintain for home defense purposes. While they are purchasing handguns, many are also concerned with the safe storage of the firearm in the home and want to purchase affordable gun safes to increase security. As a result, we have seen an increase in sales of safes.

         The State of Maryland has passed legislation to require gun manufacturers to incorporate safety devices similar to the Company's products into all handguns sold. The State of California enacted legislation to establish performance standards for "firearm Safety devices," "lock-boxes," and "safes". These standards permit an attack on the gun lock or safe with hand tools, such as hammers, screwdrivers, electric drills, screw and hack saws. This legislation requires manufacturers to have their products tested by an independent testing laboratory in order to be listed as an approved device. This testing has resulted in significant expenditures to the company. We anticipate that similar standards will be adopted throughout the United States in the next few years.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-13 following.

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

NAME                       AGE        POSITION                     TERM
----                       ---        --------                     ----

David A. Collins           57         President, CEO, Director   2002-2003

Robert C. Goodwin          46         CFO/Director               2002-2003


         David A. Collins is a founder of the Company and it predecessors, and previously served as its President, CEO and Director from inception in 1993 until July 11, 2001. From July, 2001 until May, 2002, Mr. Collins served as a consultant to the Company, particularly in the areas of sales and marketing. In May, 2002, Mr. Collins was reappointed as President, CEO and Chairman upon the resignation of James R. Pledger.

         Robert C. Goodwin has served as the Company's CFO since its inception in July 1998, as well as DAC Arkansas continuously since 1993. In July 1998, Mr. Goodwin was elected to the Company's board.

         Walter G. Howard resigned his position on the Board and employment with the Company in December, 2002 to pursue other endeavors.

         Ford Overton resigned his position on the Board in May, 2002 to be able to devote more time to his employment.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

         Based upon the Company's review of forms filed by directors, officers and certain beneficial owners of the Company's common stock (the "Section 16 Reporting Persons") pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has identified the following Form 5 filings that were filed late by the Section 16 Reporting Persons during fiscal 2002 David A. Collins, Collins Family Trust, and Dan R. Lasater. The Company is not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal year ended December 31, 2002.

---------------------------------------------------------------------------------------------------------------------------------
                                                 SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------------
                                 ANNUAL COMPENSATION                                  LONG-TERM  COMPENSATION
---------------------------------------------------------------------------------------------------------------------------------
                                                    Award Payouts
---------------------------------------------------------------------------------------------------------------------------------
Name &                                               Other            Restricted       Securities                        All
Principal                                            Annual            Stock           Underlying       LTIP            Other
Position                  Year       Bonus        Compensation         Awards         Options/SAR's    Payouts       Compensation
---------                 ----       -----        ------------        ----------      -------------    -------       ------------

James R. Pledger          2002                      7,500[1]
CEO/ President

Robert C. Goodwin         2002                     58,750
CFO

David A. Collins          2002                    120,000(2)
President CEO(1)



[1] Mr. Pledger resigned in May 2002 and was replaced by David A. Collins

[2] Pro-Rated for the balance of the year.

Board of Directors.

         Our directors do not receive cash compensation for their services as Directors.

Employment Contracts.

         Following the resignation of James Pledger on May 30, 2002, The Board of Directors reappointed David A. Collins as Chairman, CEO and President at a Special Meeting of the Board of Directors dated May 30, 2002. Having previously served in these capacities under an Employment Agreement dated December 1, 2000, it was also unanimously approved that this employment agreement be reinstated in its original terms and conditions. Other than Mr. Collins, all officers and employees serve at the discretion of the Board of Directors.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2002 by (a) each person known by us to be the beneficial owner of five (5) percent or more of the outstanding common stock and (b) all executive officers and directors both individually and as a group. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 5,817,956 shares of common stock outstanding.

(a)      Security Ownership of Certain Beneficial Owners.

                  NAME AND ADDRESS OF                    NUMBER OF SHARES        PERCENT
TITLE OF CLASS    BENEFICIAL OWNER                       BENEFICIALLY OWNED      OF CLASS
--------------    -------------------                    ------------------      --------

Common Stock      Dan R. Lasater                              1,220,765          20.9%
                  Little Rock, AR

Common Stock      Lasater Family Limited Partnership            300,388           5.2%
                  Little Rock, Ark.

Common Stock      David A. Collins                              563,000(1)        9.7%
                  Aventura, FL

Common Stock      Collins Childrens Trust                       502,300           8.6%
                  c/o Kimberly Talley
                  Little Rock, AR

Common Stock      Warren Overton                                310,450           5.3%
                  Little Rock, AR



(1) Includes 32,000 shares owned by the Collins Family Trust. David Collins acknowledges beneficial ownership and control of the shares held in this Trust. The beneficiaries of the Collins Family Trust are Payton P. Collins and David A. Collins, Jr.

(a)      Security Ownership of Management

                  NAME AND ADDRESS OF         NUMBER OF SHARES          PERCENT
TITLE OF CLASS      BENEFICIAL OWNER         BENEFICIALLY OWNED         OF CLASS
--------------    --------------------       ------------------         --------

Common Stock      Robert C. Goodwin                 5,000                0.09%
                  Sherwood, AR

Common Stock      David A. Collins                563,000                 9.7%
                  Aventura, FL


         There are no arrangements which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         Form 8-K filed on June 5, 2000 reporting the resignation of James R. Pledger from the Board of Directors and as the CEO/President of the Company.

         The following documents are incorporated by reference.

EXHIBIT           DESCRIPTION
-------           -----------

2                 Asset Purchase Agreement

3.1               Articles of Incorporation

3.2               Bylaws

10.1              Consulting Agreement

10.2              Lease

10.3              Factoring Agreement

10.4              Employment contract of David A. Collins

23.1*             Consent of Moore Stephens Frost


*Filed herewith

                                   SIGNATURE

After reasonable inquiry and to the best of my knowledge and belief, I certify that the information set forth in this statement is true, complete and correct.


                                                        Date: March 31, 2003
                                                        By: /s/ Robert Goodwin
                                                           -------------------
                                                        Name: Robert Goodwin
                                                        Title: CFO

CERTIFICATIONS*

I, David A. Collins, CEO/President, certify that:

     1. I have reviewed this annual report on Form 10-KSB of DAC Technologies Group International Inc. (0001102750);

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:



/s/ David A Collins
-----------------------
David A. Collins CEO/President

I, Robert C. Goodwin, CFO, certify that:

     1. I have reviewed this annual report on Form 10-KSB of DAC Technologies Group International Inc. (0001102750);

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: 3/31/03


/s/ Robert C. Goodwin
----------------------
Robert C. Goodwin CFO

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                           DECEMBER 31, 2002 AND 2001

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Little Rock, Arkansas


         We have audited the accompanying consolidated balance sheets of DAC Technologies Group International, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAC Technologies Group International, Inc. as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.






                                                  Certified Public Accountants

                                                  MOORE STEPHENS FROST

Little Rock, Arkansas
February 14, 2003

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                                           2002             2001
                                                      -----------       -----------
                        Assets
Current assets
  Cash                                                $    13,378       $    72,633
  Accounts receivable, less allowance for doubtful
    accounts of  $5,500 and $21,951 in 2002 and
    2001, respectively                                    992,105           411,657
  Inventories                                             596,767           415,116
  Note receivable                                          42,332                --
  Advances to related parties                             108,121           103,404
  Prepaid expenses and deferred charges                    82,701            79,206
  Current deferred income tax benefit                       8,850            15,150
                                                      -----------       -----------
Total current assets                                    1,844,254         1,097,166
                                                      -----------       -----------

Property and equipment
  Furniture and fixtures                                  123,733           118,107
  Molds, dies, and artwork                                453,470           438,011
                                                      -----------       -----------
                                                          577,203           556,118
  Accumulated depreciation                               (320,380)         (263,699)
                                                      -----------       -----------
Net property and equipment                                256,823           292,419
                                                      -----------       -----------

Other assets
  Patents and trademarks, net of accumulated
    amortization of $26,403 and $18,937 in 2002
    and 2001, respectively                                122,095           129,561
  Deferred income tax benefit                             228,214           233,450
                                                      -----------       -----------
Total other assets                                        350,309           363,011
                                                      -----------       -----------

Total assets                                          $ 2,451,386       $ 1,752,596
                                                      ===========       ===========






The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                                                              2002              2001
                                                                          -----------       -----------
                     Liabilities and Stockholders' Equity

Current liabilities
   Due to factor                                                          $   735,035       $   277,112
   Notes payable                                                              413,546           473,328
   Notes payable - stockholders                                               192,500           125,000
   Accounts payable                                                           272,168            80,955
   Accrued payroll tax withholdings                                           131,511           168,487
   Accrued expenses other                                                      18,261            50,026
                                                                          -----------       -----------
Total current liabilities                                                   1,763,021         1,174,908
                                                                          -----------       -----------

Commitments and Contingencies (Note 11)

Stockholders' equity
   Common stock, $.001 par value; authorized
      50,000,000 shares; issued and outstanding
      5,817,956 and 5,723,956 shares at December 31,
      2002 and 2001, respectively                                               5,818             5,724
   Preferred stock, $.001 par value; authorized
      10,000,000 shares; none issued and outstanding                               --                --
   Additional paid-in capital                                               1,236,217         1,163,444
   Retained earnings (deficit)                                               (553,670)         (566,480)
                                                                          -----------       -----------
                                                                              688,365           602,688
                                                                          -----------       -----------
   Stock subscription receivable                                                   --           (25,000)
                                                                          -----------       -----------
Total stockholders' equity                                                    688,365           577,688
                                                                          -----------       -----------

Total liabilities and stockholders' equity                                $ 2,451,386       $ 1,752,596
                                                                          ===========       ===========






The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                            2002              2001
                                                       -----------       -----------
Net sales                                              $ 2,756,193       $ 1,984,692

Cost of sales                                            1,527,352         1,104,962
                                                       -----------       -----------

Gross profit                                             1,228,841           879,730
                                                       -----------       -----------

Operating expenses
   Selling                                                 441,639           455,782
   General and administrative                              676,861           978,461
                                                       -----------       -----------
Total operating expenses                                 1,118,500         1,434,243
                                                       -----------       -----------

Income (loss) from operations                              110,341          (554,513)
                                                       -----------       -----------

Other income (expense)
   Interest expense                                       (111,327)          (96,457)
   Interest expense - stockholder notes                    (22,000)           (7,600)
   Gain on sale of assets                                   46,300             2,931
   Other income                                              1,032                91
                                                       -----------       -----------
Total other income (expense)                               (85,995)         (101,035)
                                                       -----------       -----------

Income (loss) before income tax expense (benefit)           24,346          (655,548)

Provision for income taxes (benefit)                        11,536          (250,883)
                                                       -----------       -----------

Net income (loss)                                      $    12,810       $  (404,665)
                                                       ===========       ===========

Earnings (loss) per share:
   Numerator - net income (loss)                       $    12,810       $  (404,665)

   Denominator - weighted average number of
      shares outstanding                                 5,782,329         5,389,532
                                                       -----------       -----------

Basic and dilutive earnings (loss) per share           $      0.00       $     (0.08)
                                                       ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001


                                        Common Stock               Additional       Retained         Stock
                                   --------------------------        Paid-in        Earnings      Subscription
                                     Shares          Amount          Capital       (Deficit)        Receivable         Total
                                   ----------      ----------      ----------      ----------     ------------       ----------

Balances - December 31, 2000        5,248,000      $    5,248      $  749,023      $ (161,815)      $       --       $  592,456

  Issuance of stock for cash          375,000             375         348,923              --          (25,000)         324,298

  Issuance of stock for services      100,956             101          65,498              --               --           65,599

  Net loss                                 --              --              --        (404,665)              --         (404,665)
                                   ----------      ----------      ----------      ----------       ----------       ----------

Balances - December 31, 2001        5,723,956           5,724       1,163,444        (566,480)         (25,000)         577,688

  Issuance of stock for cash           40,000              40          39,960              --               --           40,000

  Issuance of stock for services       54,000              54          32,813              --               --           32,867

  Collection of stock subscription
    receivable                             --              --              --              --           25,000           25,000

  Net income                               --              --              --          12,810               --           12,810
                                   ----------      ----------      ----------      ----------       ----------       ----------
Balances - December 31, 2002        5,817,956      $    5,818      $1,236,217      $ (553,670)      $       --       $  688,365
                                   ==========      ==========      ==========      ==========       ==========       ==========




The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                              2002            2001
                                                              ----            ----
Cash flows from operating activities
  Net income (loss)                                      $  12,810       $(404,665)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
      Issuance of common stock for services                 32,867          65,599
      Depreciation                                          66,897          52,683
      Amortization                                           6,434           8,675
      Deferred income tax provision (benefit)               11,536        (248,600)
      Gain on sale of assets                               (46,300)         (2,931)
      Changes in operating assets and liabilities
        Accounts receivable                               (580,448)         52,539
        Inventories                                       (181,651)        (51,847)
        Advances to employees                               (4,717)        (40,831)
        Prepaid expenses                                    (3,495)        (49,214)
        Other assets                                            --          21,402
        Accounts payable - trade                           191,213          (4,862)
        Accrued payroll tax withholdings                   (36,976)         62,948
        Accrued expenses other                             (31,765)         32,343
        Income taxes payable                                    --          (2,283)
                                                         ---------       ---------
Net cash provided by (used in) operating activities       (563,595)       (509,044)
                                                         ---------       ---------

Cash flows from investing activities
  Proceeds from sale of STI assets                           5,000              --
  Purchases of property and equipment                      (31,301)        (58,869)
  Proceeds from sale of property and equipment                  --          22,682
  Purchases of patents and trademarks                           --         (33,830)
                                                         ---------       ---------
Net cash provided by (used in) investing activities        (26,301)        (70,017)
                                                         ---------       ---------

Cash flows from financing activities
  Net change in due to factor                              457,923          (4,754)
  Advances on notes payable                                     --         205,683
  Repayments on notes payable                              (59,782)             --
  Advances on notes payable - stockholders                 100,000         125,000
  Repayments on notes payable - stockholders               (32,500)             --
  Payments on long-term debt                                    --         (24,966)
  Proceeds from issuance of common stock                    40,000         324,298
  Collection of stock subscription receivable               25,000              --
                                                         ---------       ---------
Net cash provided by (used in) financing activities        530,641         625,261
                                                         ---------       ---------
Increase (decrease) in cash                                (59,255)         46,200

Cash - beginning of year                                    72,633          26,433
                                                         ---------       ---------
Cash - end of year                                       $  13,378       $  72,633
                                                         =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid for
  Interest                                               $  61,173       $  40,797




The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

1.   ORGANIZATION AND NATURE OF BUSINESS

          DAC Technologies Group International, Inc. ("DAC") was originally incorporated under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc. DAC is in the business of developing, manufacturing and marketing various patented and unpatented consumer products that are designed to provide security for the consumer and their property. In addition, DAC has developed a wide range of security and non-security products for the home, automobile and individual. The majority of DAC's products are manufactured and imported from mainland China and are shipped to DAC's central warehouse facility in Little Rock, Arkansas. These products, along with other items manufactured in the United States, are sold primarily to major retail chains in the United States.

          In February 2001, DAC formed a wholly owned subsidiary, Summit Training International ("STI"), an Arkansas corporation. STI was formed with the primary objective of providing training to law enforcement agencies through courses, seminars and conferences. In connection with the formation of STI, DAC incurred start-up costs consisting principally of direct personnel costs and advertising and marketing expenses. These start-up costs, which totaled approximately $107,700, were expensed and included in general and administrative expenses in the accompanying consolidated financial statements for the year ended December 31, 2001. During the early part of 2002, the Company decided not to pursue further development of STI due to changes in the perceived market. In July 2002, the Company sold certain assets of STI, including its name for $50,000, which consisted of $5,000 in cash and a $45,000 note, maturing no later than eighteen (18) months from the date of the note. The Company had discontinued operations of STI earlier in 2002 due to unprofitability. In connection with this sale, the Company has entered into a noncompete agreement in regards to educational or instructional services for a four year period.


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

     c. CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2002 and 2001, the Company had no cash equivalents.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     d. ACCOUNTS RECEIVABLE - The majority of the Company's receivables are factored pursuant to a factory agreement (Note 4). At December 31, 2002 and 2001, approximately 98% and 94% of the Company's accounts receivable were covered by this agreement. For receivables that are not covered under this agreement, the Company evaluates the collectibility of these amounts and records an allowance for amounts estimated to be uncollectible. Amounts that are determined to be uncollectible are written off against this allowance.

     e. INVENTORIES - Inventories are stated at the lower of average cost or market. Costs include freight and applicable customs fees.

     f. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Depreciation expense of $66,897 and $52,683 was recognized during the years ended December 31, 2002 and 2001, respectively.

     g. PATENTS AND TRADEMARKS - Costs incurred in connection with the acquisition of patents and trademarks are capitalized and amortized over their estimated useful lives, which range from five to seventeen years.

     h. INCOME TAXES - The Company utilizes the liability method of accounting for deferred income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to be realized.

     i. REVENUE RECOGNITION - The Company records sales when merchandise is shipped and title has transferred to the customer. Allowances are provided when merchandise is returned.

     j. EARNINGS PER SHARE - Earnings per share have been calculated using the weighted average number of shares outstanding for each year. The Company has no potentially dilutive shares or options outstanding.

     k. ADVERTISING - Advertising costs are expensed as incurred. Total advertising expenses were approximately $200 and $1,800 for the years ended December 31, 2002 and 2001, respectively.

     l. SHIPPING AND HANDLING - All shipping and handling costs are included in selling expense in the accompanying consolidated statement of operations. These costs totaled $154,132 and $131,931, respectively, for the years ended December 31, 2002 and 2001.

     m. FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of cash and cash equivalents, accounts receivables and note payable approximates their carrying values due to the short-term nature of the instruments. The fair value of the Company's long-term debt approximates its carrying value.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     n. IMPAIRMENT OF LONG-LIVED ASSETS - Statement of Financial Accounting Standards No. 121, as amended by No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets and certain identifiables be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based upon management's assessment of the Company's assets, no impairment reserve is needed as of December 31, 2002.

3.   INVENTORIES

          Inventories consist of:

                                            2002          2001
                                            ----          ----

               Finished goods            $391,898      $372,970
               Inventory in transit       181,901        19,178
               Parts                       22,968        22,968
                                         --------      --------
                                         $596,767      $415,116
                                         ========      ========

4.   FACTORING AGREEMENT

          The Company factors a majority of its receivables under a credit risk factoring agreement, which is renewable annually. This agreement provides for factoring fees of .65% to 1.8% monthly depending on the creditworthiness and location of an account (domestic or foreign). An additional fee of .25% is charged for each thirty-day period, or part thereof, when the terms of sale exceed ninety-days. Fees are calculated on the gross face value of each invoice. Additionally, this agreement provides for advances of funds on the factored receivable. Interest is charged a greater of 7% or 1.25% above prime (4.25% at December 31, 2002) on the outstanding funds in use. The amounts borrowed are collateralized by the outstanding accounts receivable.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




5.   NOTES PAYABLE

          Notes payable consist of:

                                                                                     2002            2001
                                                                                     ----            ----
               $250,000 Line of credit with a bank; interest
                 at 7.50%; matures November 1, 2003;
                 collateralized by the Company's receivables
                 and personal guarantees of the Company's
                 major stockholders                                              $180,000        $180,000

               $150,000 Line of credit with a bank; interest
                 at 7.50%; matures November 12, 2003;
                 collateralized by the Company's receivables
                 and personal guarantees of the Company's
                 major stockholders                                              $149,500        $149,500

               Note payable with a bank; interest at 8.50%;
                 payable on demand or if no demand, April 30,
                 2003; secured by the Company's inventories
                 and personal guarantees of the Company's
                 major stockholders                                                53,138          64,284

               Note payable with a bank; interest at Wall
                 Street Journal Prime Rate (4.25% at
                 December 31, 2002); payable on demand
                 or if no demand is made in thirty-six monthly
                 payments of principal and interest of $4,659
                 through its maturity on July 2, 2003; secured
                 by the Company's inventories and personal
                 guarantees of the Company's major
                 stockholders                                                      30,908          79,544
                                                                                 --------        --------
                                                                                 $413,546        $473,328
                                                                                 ========        ========


          The weighted average interest rates on short-term borrowings for the years ended December 31, 2002 and 2001 were 7.38% and 8.23%, respectively.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




6.   NOTES PAYABLE - STOCKHOLDERS

          During 2002 and 2001, the Company maintained note payable agreements with certain stockholders of the Company. Total borrowings and repayments under these agreements during 2002 were $100,000 and $32,500, respectively. These notes bear interest at rates ranging from 6% to 10% and are payable on demand. Total borrowings and repayments under these agreements during 2001 were $175,000 and $50,000, respectively. At December 31, 2002 and 2001, outstanding borrowings under these agreements totaled $192,500 and $125,000, respectively. During 2002 and 2001, the Company recognized interest expense of approximately $22,000 and $7,600, respectively, on these notes.

7.   EQUITY

          On September 1, 2002, the Company entered into a one year agreement with a consulting firm for services relating to strategic planning and operational assistance. As compensation for these services, the Company issued 25,000 shares of restricted common stock valued at $14,667.

          On July 7, 2002, the Company issued 25,000 shares of restricted common stock valued at $15,000 as additional interest on note payable to a stockholder. The value of these shares are being recognized as interest expense over the term of note payable of ten months. At December 31, 2002, approximately $6,000 of the value of these shares are included in prepaid expenses and deferred charges.

          On March 18, 2002, the Company issued 4,000 shares of restricted common stock for services valued at $3,196.

          During the first quarter of the year ended December 31, 2002, the Company issued 40,000 shares of restricted common stock at $1.00 per share.

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

          On April 4, 2001, the Company issued a total of 75,700 shares of restricted common stock valued at $30,280 in connection with the establishment of consulting agreements with certain individuals. On June 1, 2001, the Company issued additional shares of restricted common stock totaling 38,300, which were valued at $32,555 to certain individuals in connection with the establishment of service agreements. The value of these restricted common shares was based on two-thirds of the value of unrestricted shares on that date.

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

8.   STOCK OPTION PLAN

              During 2000, the Company adopted the 2000 Equity Incentive Plan (the "Plan"), a non-qualified stock option plan. Under the terms of the Plan, officers, directors, employees and other individuals may be granted options to purchase the Company's common stock at exercise prices determined by the Company's Board of Directors. The terms and conditions of any options granted

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




8.   STOCK OPTION PLAN (CONT.)

     under the Plan, to include vesting period and restrictions or limitations on the options, will be determined by the Board of Directors. The maximum number of shares that can be granted under this Plan is one million shares of stock. At December 31, 2002, the Company had granted no options pursuant to this Plan.

9.   INCOME TAXES

          The provision for income taxes (benefit) consists of:

                                                                          2002           2001
                                                                       ---------      ---------
               Current provision (benefit)                             $      --      $  (2,283)
               Deferred provision (benefit)                               11,536       (248,600)
                                                                       ---------      ---------
                                                                       $  11,536      $(250,883)
                                                                       =========      =========



          Reconciliations of the differences between income taxes (benefit) computed at the federal statutory tax rates and the provision for income taxes (benefit) is as follows:

                                                                          2002           2001
                                                                       ---------      ---------
               Income taxes computed at federal
                 statutory tax rate                                    $   8,278      $(222,886)
               State tax provision, net of federal benefits                1,044        (28,123)
               Nondeductible expenses and other                            2,214             26
                                                                       ---------      ---------
               Provision for income taxes (benefit)                    $  11,536      $(250,983)
                                                                       =========      =========


          Temporary differences that give rise to significant deferred tax assets (liabilities) are as follows:

                                                                          2002           2001
                                                                       ---------      ---------
               Net operating loss carryforward                         $ 238,611      $ 245,139
               Allowance for doubtful accounts                             2,106          8,405
               Allowance for excess inventory                              6,744          6,744
               Other accrued liabilities                                 (10,397)       (11,688)
                                                                       ---------      ---------
               Net deferred tax asset                                  $ 237,064      $ 248,600
                                                                       =========      =========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



9.   INCOME TAXES (CONT.)

          During the year ended December 31, 2002, the Company utilized $17,050 of its net operating loss carryforward to offset its current federal and state income tax liability. At December 31, 2002, the Company has a net operating loss carryforward available for federal and state income tax purposes of approximately $623,000. Unless utilized, this carryforward will begin expiring in 2021.


10.  RELATED PARTY TRANSACTIONS

          During the years ended December 31, 2002 and 2001, the Company made advances to a stockholder and certain employees of the Company. These advances totalled $4,717 and $40,831, respectively. At December 31, 2002 and 2001, the outstanding balances of advances to these individuals were $108,121 and $103,404, respectively.

          Certain stockholders of the Company have personally guaranteed the Company's outstanding borrowings with a bank at December 31, 2002 and 2001.

11.  COMMITMENTS AND CONTINGENCIES

          The Company currently leases office and warehouse space under a lease that expires on January 31, 2003. The lease will be converted to a month to month operating lease upon expiration. Total rent expense for the years ended December 31, 2002 and 2001 was approximately $45,000 and $57,000, respectively.

          The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

          During 1998, the Company entered into an asset purchase agreement, wherein it acquired certain assets and assumed certain liabilities of DAC Technologies of Arkansas, Inc. ("DAC Arkansas") in a combination that was accounted for in a manner similar to a pooling of interest. Assets and liabilities that were not included in this transaction consisted of a receivable from a major stockholder and President, certain bridge loans, stockholder advances, an automobile, certain accounts payable, accrued commissions and accrued payroll totaling $200,488. The Company could be held liable in the event of litigation, for the outstanding balances of certain unsecured liabilities of DAC Arkansas totaling approximately $119,000. No accrual has been made for this contingency.

12.  MAJOR CUSTOMERS AND SUPPLIERS

          During the year ended December 31, 2002, the Company had aggregate sales to two customers that exceeded ten percent of total net sales. Sales to these individual customers were approximately $1,127,000 and $298,000, respectively. During the year ended December 31, 2001, the Company had aggregate sales to three customers that exceeded ten percent of total net sales. Sales to these individual customers were approximately $449,000, $268,000 and $218,000 of net sales, respectively.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



12.  MAJOR CUSTOMERS AND SUPPLIERS (CONT.)

          During the year ended December 31, 2002, the Company purchased 85% of its products from one major supplier. During the year ended December 31, 2001, the Company purchased 61%, 22% and 11%, respectively, of its products from three major suppliers. The Company is dependent upon these suppliers continuing in business and their ability to ship to the United States, but believes that they could replace these suppliers, if required to, at similar quality and terms.

13.  CONCENTRATION OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers. As discussed in Note 4, the Company factors a majority of its receivables under a factoring agreement. These accounts are factored on a non-recourse basis which reduces the Company's exposure to credit risk. Approximately 61% and 59%, respectively, of the Company's accounts receivable at December 31, 2002 and 2001 were represented by major customers. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers. It maintains allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company's customer base and its customer's financial resources.

14.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

          During the years ended December 31, 2002 and 2001, the Company operates in five primary business segments delineated by products or services. These segments are security products, gun locks, safes, non-security products and training. The accounting policies of the Company's segments are the same as those described in Note 2. The Company's long-lived assets are located in the United States and China.

          Information concerning operations in these segments of business is as follows:

                                                                            2002           2001
                                                                       ----------     ----------
               Revenues
                 Security products                                     $ 435,276      $ 396,552
                 Gun-locks                                             1,144,615      1,196,866
                 Safes                                                   853,233        325,386
                 Non-security products                                   320,744         14,027
                 Training                                                  2,325         51,861
                                                                       ----------     ----------
               Total                                                   $2,756,193     $1,984,692
                                                                       ==========     ==========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


14.  FINANCIAL INFORMATION BY BUSINESS SEGMENT (CONT.)


                                                                            2002           2001
                                                                       ----------     ----------
             Income (loss) before income tax expense (benefit)
               Security products                                       $  11,500      $(174,889)
               Gun-locks                                                 (20,990)      (228,776)
               Safes                                                     (55,389)       (61,773)
               Non-security products                                      45,265            611
               Training                                                   43,960       (190,721)
                                                                       ----------     ----------
               Total                                                   $  24,346      $(655,548)
                                                                       =========      =========

             Identifiable assets
               Security products
                 United States                                         $ 185,246      $ 234,548
                 China                                                    98,186         94,385
               Gun-locks
                 United States                                           309,932        250,854
                 China                                                    54,553         63,623
               Safes
                 United States                                            79,318         60,359
                 China                                                    16,326         18,290
               Non-security products
                 United States                                            27,704         25,218
                 Corporate                                             1,680,121      1,005,319
                                                                       ----------     ----------
               Total                                                   $2,451,386     $1,752,596
                                                                       ==========     ==========




          Molds used to manufacture the Company's security products and gun locks are located in China (See Note 1).