Form 10QSB
period 2003-03-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2003-05-15
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 (501) 661-9100
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

         CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY THE SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

        (1) YES [X] NO [ ]                    (2) YES [X] NO [ ]

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF MAY 8, 2003, 5,843,056 SHARES OF COMMON STOCK ARE ISSUED AND OUTSTANDING.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES [ ] NO [X]

                                TABLE OF CONTENTS


PART I......................................................................2

ITEM 1.  FINANCIAL STATEMENTS...............................................2

PART F/S....................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
                  Background................................................7
                  Financial Condition and Results of Operations.............9
                  Liquidity and Capital Resources...........................10
                  Trends....................................................10

PART II ....................................................................11

ITEM 1.  LEGAL PROCEEDINGS .................................................11

ITEM 2.  CHANGES IN SECURITIES .............................................11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............11

ITEM 5.  OTHER INFORMATION .................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................12

SIGNATURES .................................................................12

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages 2 through 5 following.



                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                                 MARCH 31, 2003
                                    Unaudited


                                     ASSETS

Current assets
       Cash                                                         $    35,352
       Accounts receivable                                              678,591
       Inventories                                                      556,723
       Note receivable                                                   42,952
       Advances to related parties                                       99,071
       Prepaid expenses                                                 112,227
       Current deferred income tax benefit                                8,850
                                                                    -----------
Total current assets                                                  1,533,766
                                                                    -----------

Property and equipment
       Furniture and fixtures                                           123,733
       Molds, dies, and artwork                                         459,679
                                                                    -----------
                                                                        583,412
       Accumulated depreciation                                        (334,833)
                                                                    -----------
Net property and equipment                                              248,579
                                                                    -----------

Other assets
       Patents and trademarks, net of
       accumulated amortization of $34,025                              117,223
       Deferred income tax benefit                                      218,763
                                                                    -----------
Total other assets                                                      335,986
                                                                    -----------

Total assets                                                        $ 2,118,331
                                                                    ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                                 MARCH 31, 2003
                                    Unaudited


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Due to factor                                                $   402,515
       Notes payable                                                    387,460
       Notes payable - stockholders                                     192,500
       Accounts payable-trade                                           291,616
       Accrued payroll tax withholdings                                 118,079
       Accrued expenses-other                                            16,321
                                                                    -----------
Total current liabilities                                             1,408,491
                                                                    -----------


Stockholders' equity
       Common stock, $.001 par value; authorized
         50,000,000 shares; issued and outstanding
         5,818,056 shares                                                 5,818
       Preferred stock, $.001 par value; authorized
         10,000,000 shares; none issued and outstanding
       Additional paid-in capital                                     1,236,257
       Retained earnings (deficit)                                     (532,235)
                                                                    -----------
Total stockholders' equity                                              709,840
                                                                    -----------

Total liabilities and stockholders' equity                          $ 2,118,331
                                                                    ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF OPERATIONS (CONSOLIDATED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    Unaudited


                                                                March 31,     March 31,
                                                                  2003           2002
                                                              -----------    -----------
Net sales                                                     $   769,342    $   483,631

Cost of sales                                                     453,746        230,761
                                                              -----------    -----------

Gross profit                                                      315,596        252,870
                                                              -----------    -----------

Operating expenses
       Selling                                                     90,171        116,843
       General and administrative                                 162,883        180,372
                                                              -----------    -----------
Total operating expenses                                          253,054        297,215
                                                              -----------    -----------

Income from operations                                             62,542        (44,345)
                                                              -----------    -----------

Other income (expense)
       Other income                                                   795             --
       Interest expense                                           (32,451)       (21,168)
                                                              -----------    -----------
         Total other income (expense)                             (31,656)       (21,168)
                                                              -----------    -----------

Income (loss) before income tax expense                            30,886        (65,513)

Provision for income taxes                                          9,451             --
                                                              -----------    -----------

Net income (loss)                                             $    21,435    $   (65,513)
                                                              ===========    ===========


Numerator - net income (loss)                                 $    21,435    $   (65,513)

Denominator - weighted average number of shares outstanding     5,818,039      5,743,122
                                                              -----------    -----------

Basic earnings (loss) per share                               $      0.00    $     (0.01)
                                                              ===========    ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF CASH FLOWS (CONSOLIDATED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    Unaudited


                                                             March 31,   March 31,
                                                               2003        2002
                                                             --------    --------

Cash flows from operating activities
       Net income (loss)                                       21,435     (65,513)
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Issuance of common stock for services                 40          --
             Depreciation                                      14,453      14,405
             Amortization                                       4,872       2,623
             Deferred income tax provision (benefit)            9,451          --
             Changes in assets and liabilities
                   Accounts receivable                        313,514      15,869
                   Inventories                                 40,044     (87,297)
                   Note receivable                               (620)         --
                   Advances to employees                        9,050        (271)
                   Prepaid expenses                           (29,526)    (27,223)
                   Accounts payable - trade                    19,448     100,913
                   Accrued payroll tax withholdings           (13,432)     (9,804)
                   Accrued expenses other                      (1,940)     (3,683)
                                                             --------    --------
Net cash provided by (used in) operating activities           365,354       5,532
                                                             --------    --------

Cash flows from investing activities
       Purchases of property and equipment                     (6,209)    (10,852)
       Purchases of patents and trademarks                         --      (2,750)
                                                             --------    --------
Net cash provided by (used) in investing activities            (6,209)    (13,602)
                                                             --------    --------

Cash flows from financing activities
       Increase (decrease) in due to factor                  (332,520)    (21,430)
       Net change in notes payable                            (26,086)    (11,654)
       Net change in notes payable-stockholders                    --     (25,000)
       Proceeds from issuance of common stock                      --      40,000
       Payments on stock subscriptions receivable                  --      25,000
                                                             --------    --------
Net cash provided by (used in) financing activities          (358,606)      6,916
                                                             --------    --------


Increase (decrease) in cash                                    21,974     (66,667)

Cash - beginning of period                                     13,378      72,633
                                                             --------    --------

Cash - end of period                                           35,352       5,966
                                                             ========    ========


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

         Unaudited interim financial statements - The accompanying financial statements of the Company for the three months ended March 31, 2003 and 2002 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 2002 audited financial statements included in the Company's Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

o        EQUITY TRANSACTIONS

         During the first quarter of 2003, the Company issued 100 shares of restricted common stock in connection with a prize drawing conducted at the SHOT Show, a trade show for the hunting industry. In addition, subsequent to this reporting period, the Company issued 25,000 shares of restricted stock pursuant to section 4.2 of the Securities Act of 1933 to CEOcast in exchange for financial public relations services. This information will be more fully reported in our next reporting period.

o        NOTES PAYABLE

         The Company has a loan with a local bank in the principal amount of $53,138, bearing interest at 8.50%, which matured April 30, 2003. This Note is now past due, however, the Bank has indicated to the Company that it does not intend to call the loan. The Company is currently in negotiations for renewal of this loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, Management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

(a) SUMMARY

         After posting its first $1,000,000 in quarterly gross sales during the fourth quarter of 2002, the Company has followed up by reporting a 59% increase in net sales for the first quarter of 2003 as compared to the first quarter of 2002. In addition, the Company has recorded its fourth consecutive profitable quarter in the first quarter of 2003.

         Significant to this continued sales growth during the first quarter has been the Company's ability to penetrate the firearm manufacturers market. The Company has been able to secure gun lock business from several major firearm manufacturers and believes this portion of its business will continue to grow.

         The Company has continued to be active in the research and development of new security products for sale to our mass merchant, sporting goods and other customers. Sales of the Company's new "Sportsman Lighter", which began selling during the fourth quarter of 2002, continues to grow, and accounts for 23% of the increase in sales over the first quarter of last year. This item will be added as a permanent item in the sporting goods department of Wal-Mart in the second quarter of 2003, which should provide continued increases in sales of this product.

         The Company, in the first quarter of this year, has development a new line of "Gunmaster" gun cleaning kits. These kits will work with virtually every make and model of firearms. Three of these kits will be added as permanent items in Wal-Mart during the second quarter of this year as well.

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

          A significant portion of our business is with mass market retailers such as Wal Mart, Walgreens and Kmart. However, initiatives to develop a nationwide cadre of manufacturer's representatives will allow us to penetrate the sporting goods market, which consists of thousands of smaller gun shops and sporting goods stores and distributors. We have also begun selling our products in many other markets consisting of safe retailers, jewelry stores, truck stops, alarm companies, RV retailers and computer retailers. We have significantly increased our sales to firearm manufacturers. Developing these markets and continuing to focus attention on potential new ones will allow us to reduce our dependence on our mass merchant customers.

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

(b) FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company had net income of $21,435 on net sales revenues of $769,342 for the quarter ended March 31, 2003, as compared to a net loss of $65,513 on net sales revenues of $483,631 for the same quarter in 2002. The increase in net sales revenues of $285,711 represents a 59% increase over the first quarter of 2002. This increase was primarily due to the sales of gun locks to firearms manufacturers and the Company's new Sportsman Lighter, which began selling in the fourth quarter of 2002.

         Operating expenses for the quarter ended March 31, 2003 were $253,053 as compared to $297,215 for the prior year. This decrease of $44,162, or 15%, was due primarily to the Company's continued efforts to reduce overall expenses. Payroll related expenses accounted for 41% of this decrease.

         Gross profit for the quarter ended March 31, 2003 was $315,596 as compared to $252,870 for the prior year, an increase of $62,726. Gross margin percentages decreased form 52% in 2002 to 41% in 2003. The decrease in gross margin percentages is directly related to the increase in sales of gun locks to gun manufacturers. This is a highly competitive market, and gross margins are significantly lower than for sales to the Company's mass merchant and distributor customers.

         Interest expense for the quarter ended March 31, 2003 was $32,451 as compared to $21,168 for the prior year. This is an increase of $11,283, or 53%. The Company finances its cash flow needs through a factoring agreement, wherein it borrows against its accounts receivable. Because of the record sales in the fourth quarter of 2002, and higher sales during the first quarter of 2003 as compared to 2002, the Company's borrowings under this factoring agreement during the first quarter of 2003 averaged $556,341 as compared to $247,695 for the first quarter of 2002.

         The fourth quarter 2002 sales in excess of $1,000,000 as compared to the first quarter of 2003 sales of $769,342 had a significant impact upon the Company's balance sheet as well. As of March 31, 2003, the Company's accounts receivable were $678,591 as compared to $992,105 at December 31, 2002, a decrease of $313,514. The amount owed to our factor for borrowings against our accounts receivable was $402,515 at March 31, 2003 as compared to $735,035 at December 31, 2002 a decrease of $332,520. These decreases are normal and expected when sales decrease from quarter to quarter.

(c) LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending March 31, 2003, we owed our factor approximately $405,515.


(d) TRENDS

         Even with the election of a new President and the change in the Administration, handgun safety remains a major concern, and interest may continue to increase in the next few years, particularly in light of the accidental and intentional shootings involving children. The focus is expected to become more one of gun safety rather than one of attempts to ban guns. Gun safety issues are expected to be moved from the Federal level to the state level, while those at the federal level are seemingly becoming more rational with the approach being taken by the Consumer Products Safety Commission to set measurable standards of performance for gun locking devices. The Company, with developed products that address preventive handgun safety, anticipates that it will be in a position to benefit from this trend-although this, of course, cannot be guaranteed. We believe that the continued focus on handgun safety, the use of gun locks by law enforcement agencies, the litigation aimed at gun manufacturers and corresponding about- face regarding gun safety locks begun by Smith & Wesson, as well as the gun legislation will hopefully will enhance our product line revenues.

Moreover, the tragic terrorist attack against the United States on September 11, 2001 caused many Americans to become concerned about their personal security. As a result, many people are purchasing firearms to maintain for home defense purposes. While they are purchasing handguns, many are also concerned with the safe storage of the firearm in the home and want to purchase affordable gun safes to increase security. As a result, we have seen an increase in sales of safes.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         We are the subject of a suit instituted by us against our former manufacturer Skit International, Ltd. and Uni-Skit Technologies, Inc. The suit, commenced in August 2000, alleges breach of a manufacturing contract which required Defendants to manufacture certain of our products within the range of "competitive pricing," a defined term. We are seeking damages and recission of 165,000 shares of our common stock as part of the compensation paid to the Defendants. The Defendants have denied the allegations and have counterclaimed for an outstanding balance of $182,625, for recission of the manufacturing agreement and for damage to its business reputation. We have denied, and believe there is no merit to the counterclaim's material allegations. We have replaced the Defendants as manufacturers of our products. This suit is scheduled to go to trial in July of 2003.

         We instituted suit along with The Collins Family Trust, our affiliate in which David Collins, our Chairman claims a beneficial interest, and DAC Technologies of America, Inc., our predecessor, against Larry Legel, a former Director and former Trustee of The Collins Family Trust. The suit commenced in March of 2001 and alleged a transfer of 180,000 shares of our common stock for services which the Defendant did not provide. The suit also alleges that the Defendant breached an agreement not to sell his shares before certain private investors had recouped their investment. In October 2002, the Arkansas Court ordered the transfer rescinded and the stock returned to David Collins. Mr. Legel filed a notice of appeal of the Court's October Order.

Subsequent to the Arkansas action, Mr. Legel filed a lawsuit against the Company in August, 2001, alleging failure by the Company and its officers to permit the sale of his shares of the Company, which were the same shares that were the subject of the Arkansas action. A Motion to Dismiss was filed and granted. In February 2003, Mr. Legel filed an amended complaint, alleging that the Company failed to honor his request to sell the shares. The Company has filed a motion to dismiss or abate the Amended Complaint due to the decision and pendency of the Arkansas appeal.

ITEM 2. CHANGES IN SECURITIES

         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

         The following documents are incorporated by reference from Registrant's Form 10SB filed with the Securities and Exchange Commission (the "Commission"), File No. 000-29211, on January 28, 2000:

         EXHIBITS

          3(i)     Articles of Incorporation
          3(ii)    By-laws

          EXHIBITS

          99.1     Certification of David A. Collins
          99.2     Certification of Robert C. Goodwin


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

         DAC Technologies Group International, Inc.

         By: /s/ David A. Collins
         -----------------------------------
         David A. Collins, Chairman and CEO


May 15, 2003