Form 10QSB
period 2003-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2003-08-14
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                       ACT

                 For the transition period from ______ to ______

                        Commission File Number 000-29211

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


          Florida                                         65-0847852
--------------------------------                -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer incorporation
     Identification No.)                               or organization)


1601 Westpark Drive #4C Little Rock, AR                            72204
-----------------------------------------                   -------------------
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

        (1) Yes [X] No [ ]                    (2) Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of August 5, 2003, 5,843,056 shares of Common Stock are issued and outstanding.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES [ ] NO [X]



                                TABLE OF CONTENTS


PART I.....................................................................3

ITEM 1.  FINANCIAL STATEMENTS..............................................3

PART F/S..................................................................10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
                  Summary.................................................11
                  Financial Condition and Results of Operations...........13
                  Liquidity and Capital Resources.........................14
                  Trends..................................................15

PART II ..................................................................16

ITEM 1.  LEGAL PROCEEDINGS ...............................................16

ITEM 2.  CHANGES IN SECURITIES ...........................................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............16

ITEM 5.  OTHER INFORMATION ...............................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................17

SIGNATURES ...............................................................18

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages 4 through 9 following.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                                 JUNE 30, 2003
                                    Unaudited


                               ASSETS

Current assets
       Cash                                                   $     3,730
       Accounts receivable                                        857,204
       Inventories                                                599,331
       Note receivable                                             43,635
       Advances to related parties                                100,091
       Prepaid expenses                                            86,286
       Current deferred income tax benefit                          8,850
                                                              -----------
Total current assets                                            1,699,127
                                                              -----------

Property and equipment
       Furniture and fixtures                                     123,733
       Molds, dies, and artwork                                   461,106
                                                              -----------
                                                                  584,839
       Accumulated depreciation                                  (349,521)
                                                              -----------
Net property and equipment                                        235,318
                                                              -----------

Other assets
       Patents and trademarks, net of
       accumulated amortization of $38,897                        112,351
       Deferred income tax benefit                                204,048
                                                              -----------
Total other assets                                                316,399
                                                              -----------

Total assets                                                  $ 2,250,844
                                                              ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                                  JUNE 30, 2003
                                    Unaudited


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Due to factor                                              $   593,393
       Notes payable                                                  369,926
       Notes payable - stockholders                                   185,275
       Accounts payable-trade                                         229,869
       Accrued payroll tax withholdings                               110,177
       Accrued expenses-other                                          14,249
                                                                  -----------
Total current liabilities                                           1,502,889
                                                                  -----------


Stockholders' equity
       Common stock, $.001 par value; authorized
         50,000,000 shares; issued and outstanding
         5,843,056 shares                                               5,843
       Preferred stock, $.001 par value; authorized
         10,000,000 shares; none issued and outstanding
       Additional paid-in capital                                   1,249,065
       Retained earnings (deficit)                                   (506,953)
                                                                  -----------
Total stockholders' equity                                            747,955
                                                                  -----------

Total liabilities and stockholders' equity                        $ 2,250,844
                                                                  ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF OPERATIONS (CONSOLIDATED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                    Unaudited


                                                                   June 30,          June 30,
                                                                     2003              2002
                                                                 -----------       -----------
Net sales                                                        $ 1,686,542       $ 1,117,861

Cost of sales                                                      1,007,631           568,674
                                                                 -----------       -----------

Gross profit                                                         678,911           549,187
                                                                 -----------       -----------

Operating expenses
       Selling                                                       196,880           214,034
       General and administrative                                    350,350           328,472
                                                                 -----------       -----------
Total operating expenses                                             547,230           542,506
                                                                 -----------       -----------

Income from operations                                               131,681             6,681
                                                                 -----------       -----------

Other income (expense)
       Other income                                                    1,477                --
       Interest expense                                              (62,275)          (40,573)
                                                                 -----------       -----------
         Total other income (expense)                                (60,798)          (40,573)
                                                                 -----------       -----------

Income (loss) before income tax expense                               70,883           (33,892)

Provision for income taxes                                            24,166                --
                                                                 -----------       -----------

Net income (loss)                                                $    46,717       $   (33,892)
                                                                 ===========       ===========


Numerator - net income (loss)                                    $    46,717       $   (33,892)

Denominator - weighted average number of shares outstanding        5,830,479         5,753,597
                                                                 -----------       -----------

Basic earnings (loss) per share                                  $      0.01       $     (0.01)
                                                                 ===========       ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF OPERATIONS (CONSOLIDATED)

                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                    Unaudited



                                                                   June 30,          June 30,
                                                                     2003             2002
                                                                 -----------       -----------
Net sales                                                        $   917,200       $   634,230

Cost of sales                                                        553,885           337,913
                                                                 -----------       -----------

Gross profit                                                         363,315           296,317
                                                                 -----------       -----------

Operating expenses
       Selling                                                       106,709            97,191
       General and administrative                                    187,468           148,100
                                                                 -----------       -----------
Total operating expenses                                             294,177           245,291
                                                                 -----------       -----------

Income from operations                                                69,138            51,026
                                                                 -----------       -----------

Other income (expense)
       Other income                                                      683                --
       Interest expense                                              (29,824)          (19,406)
                                                                 -----------       -----------
         Total other income (expense)                                (29,141)          (19,406)
                                                                 -----------       -----------

Income (loss) before income tax expense                               39,997            31,620

Provision for income taxes                                            14,715                --
                                                                 -----------       -----------

Net income (loss)                                                $    25,282       $    31,620
                                                                 ===========       ===========


Numerator - net income (loss)                                    $    25,282       $    31,620

Denominator - weighted average number of shares outstanding        5,842,781         5,763,956
                                                                 -----------       -----------

Basic earnings (loss) per share                                  $      0.00       $      0.01
                                                                 ===========       ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF CASH FLOWS (CONSOLIDATED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                    Unaudited


                                                                June 30,       June 30,
                                                                  2003           2002
                                                                --------       --------
Cash flows from operating activities
       Net income (loss)                                          46,717        (33,892)
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Issuance of common stock for services                12,873             --
             Depreciation                                         29,141         30,405
             Amortization                                          9,744          5,423
             Deferred income tax provision (benefit)              24,166             --
             Changes in assets and liabilities
                   Accounts receivable                           134,901       (166,388)
                   Inventories                                    (2,564)       (58,641)
                   Note receivable                                (1,303)            --
                   Advances to employees                           8,030         (3,792)
                   Prepaid expenses                               (3,585)       (16,284)
                   Accounts payable - trade                      (42,299)        99,950
                   Accrued payroll tax withholdings              (21,334)       (21,442)
                   Accrued expenses other                         (4,012)       (33,769)
                                                                --------       --------
Net cash provided by (used in) operating activities              143,758       (164,538)
                                                                --------       --------

Cash flows from investing activities
       Purchases of property and equipment                        (7,636)       (16,144)
       Purchases of patents and trademarks                            --         (2,750)
                                                                --------       --------
Net cash provided by (used) in investing activities               (7,636)       (18,894)
                                                                --------       --------

Cash flows from financing activities
       Increase (decrease) in due to factor                     (141,642)        43,195
       Net change in notes payable                               (43,620)       (27,843)
       Net change in notes payable-stockholders                   (7,225)        75,000
       Proceeds from issuance of common stock                         --         40,000
       Payments on stock subscriptions receivable                     --         25,000
                                                                --------       --------
Net cash provided by (used in) financing activities             (192,487)       155,352
                                                                --------       --------


Increase (decrease) in cash                                       (9,648)       (61,972)

Cash - beginning of period                                        13,378         72,633
                                                                --------       --------

Cash - end of period                                               3,730         10,661
                                                                ========       ========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF CASH FLOWS (CONSOLIDATED)

                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                    Unaudited



                                                                June 30,       June 30,
                                                                  2003           2002
                                                                --------       --------

Cash flows from operating activities
       Net income (loss)                                          25,282         31,620
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Issuance of common stock for services                12,833             --
             Depreciation                                         14,688         16,000
             Amortization                                          4,872          2,800
             Deferred income tax provision (benefit)              14,715             --
             Changes in assets and liabilities
                   Accounts receivable                          (178,613)      (182,257)
                   Inventories                                   (42,608)        28,656
                   Note receivable                                  (683)            --
                   Advances to employees                          (1,020)        (3,521)
                   Prepaid expenses                               25,941         10,940
                   Accounts payable - trade                      (61,747)          (963)
                   Accrued payroll tax withholdings               (7,902)       (11,638)
                   Accrued expenses other                         (2,072)       (30,086)
                                                                --------       --------
Net cash provided by (used in) operating activities             (221,596)      (170,069)
                                                                --------       --------

Cash flows from investing activities
       Purchases of property and equipment                        (1,427)        (5,292)
       Purchases of patents and trademarks                            --             --
                                                                --------       --------
Net cash provided by (used) in investing activities               (1,427)        (5,292)
                                                                --------       --------

Cash flows from financing activities
       Increase (decrease) in due to factor                      190,878         64,625
       Net change in notes payable                               (17,534)       (16,189)
       Net change in notes payable-stockholders                   (7,225)       100,000
       Proceeds from issuance of common stock                         --             --
       Payments on stock subscriptions receivable                     --             --
                                                                --------       --------
Net cash provided by (used in) financing activities              166,119        148,436
                                                                --------       --------


Increase (decrease) in cash                                      (31,622)         4,695

Cash - beginning of period                                        35,352          5,966
                                                                --------       --------

Cash - end of period                                               3,730         10,661
                                                                ========       ========


                                    PART F/S
                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS

o        NATURE OF BUSINESS

         DAC Technologies Group International, Inc. (the "Company"), a Florida corporation, is in the business of developing, manufacturing and marketing various consumer products, patented and non-patented, which are designed to provide security for the consumer and their property. In addition, the Company has developed a wide range of security and non-security products, with an emphasis on gun safety and gun accessories, for the home, automobile and individual. The majority of the Company's products are manufactured and imported from mainland China and are shipped to the Company's central warehouse facility in Little Rock, Arkansas. These products, along with other items manufactured in the United States, are sold primarily to mass merchants and sporting goods retailers throughout the United States and international locations.

o        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and basis of presentation - The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.

         Unaudited interim financial statements - The accompanying financial statements of the Company for the six months ended June 30, 2003 and 2002 and for the three months ended June 30, 2003 and 2002 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 2002 audited financial statements included in the Company's Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

o        EQUITY TRANSACTIONS

         During the second quarter of 2003, the Company issued 25,000 shares of restricted stock pursuant to Section 4.2(2) of the Securities Act of 1933, as amended, to CEOcast, Inc. in exchange for financial public relations services. Pursuant to the consulting agreement, the Company is to additionally deliver 25,000 cashless warrants to CEOcast.

o        NOTES PAYABLE

         The Company has a loan with a local bank in the principal amount of $46,653, which matured April 30, 2003. This Note has been renewed and now matures on April 30, 2006 and bears interest at 7%.

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

(a)      SUMMARY

         DAC Technologies continues to experience continued sales and profit growth, recording its fifth consecutive profitable quarter.

         The Company anticipates this growth and profitability to continue, primarily due to our new line of "Gunmaster" gun cleaning kits. These new kits are being rolled out nationwide to retailers and distributors. Three of these gun cleaning kits were added as permanent module items in Wal Mart in mid-July. With the addition of these items, our daily reorders from Wal Mart have already increased four-fold. In addition, the Company has received a verbal commitment from WalMart for a significant order of our Deluxe Universal Gun Cleaning Kit to be run as a Christmas promotion. Scheduled for a November 1st delivery, this single order, if completed, will generate in excess of $500,000 in gross revenues.

         The Company continues to experience large increased in sales of its California Department of Justice approved cable locks to large original equipment ("OEM") gun manufacturers. These locks are being shipped by the gun manufacturers with each gun they sell nationwide. We have continued to secure additional business in this market because our manufacturing capabilities have enabled us to provide the most competitive pricing in the industry among safety locks of comparable standards.

         Also significant to the Company's sales growth during the second quarter has been the addition late last year of our Sportsman's Lighter as a permanent module item in Wal Mart.

         While sales of our "Gunmaster" gun cleaning kits has been flourishing, we expect sales to increase significantly from present levels as the fall hunting season approaches. We have also presently identified over thirty new gun cleaning and gun accessory items which we anticipate will be available in time for the upcoming hunting season.


         DETAILS

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. We have placed heavy emphasis on gun safety products for OEM gun manufacturers, gun cleaning kits and gun accessories. In particular, our products consist of gun locks, trigger locks, gun cleaning and accessory items, security safes, specialty safes, personal protection devices and items for the health care industry.

          A significant portion of our business is with mass market retailers such as Wal Mart, Walgreens and Kmart, as well as OEM gun manufacturers. With the addition of our "Gunmaster" gun cleaning kits, we anticipate increasing our business with sporting goods retailers and distributors.

THE COMPANY'S BUSINESS PLAN AND STRATEGY FOR GROWTH FOCUSES ON:

            o  increased penetration of our existing market
            o aggressive targeting and penetration of other markets, i.e. sporting goods retailers
            o diversification of products and services to provide a base for continued growth
            o  adoption of new product lines
            o identification and recruitment of effective manufacturer's representatives to actively market these products on a national and international basis
            o  aggressive cost containment

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

(b)      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 30, 2003

         For the six months ended June 30, 2003, the Company had net income of $46,717 on net sales of $1,686,542, as compared to a net loss of $33,892 on net sales of $1,117,861 for the same period in 2002.

         The increase in net income of $80,609 (and increase in net income before income taxes of $104,775) was mainly due to the increase in sales. The increase in net sales of $568,681 represents a 51% increase over the same six month period of 2002. Sales of the Company's gun locks increased $366,949 mainly due to increased sales to OEM gun manufacturers. Sales of the Company's Sportsman's Lighter, first introduced in the fourth quarter of 2002, accounts for $228,563, or 40% of the increase. The Company's line of Gunmaster gun cleaning kits, a new product line rolled out in the second quarter of 2003, accounted for $147,577, or 26% of the increase. Sales of the Company's line of security safes declined $157,258 from$436,114 to $278,856. This decrease was due mainly to the fact that the Company first introduced its SportSafe in the second quarter of 2002, generating significant sales as this item was rolled out nationwide. Despite this decrease over the previous year, the Company's line of security safes continues to provide significant revenues to the Company, accounting for 17% of its sales for the six months ended June 30, 2003.

         Gross profit for the six months ended June 30, 2003 was $678,911 as compared to $549,187 for the prior year, an increase of $129,724. Gross margin percentages decreased form 50% in 2002 to 41% in 2003. The decrease in gross margin percentages is directly related to the increase in sales of gun locks to gun manufacturers. This is a highly competitive market, and gross margins are significantly lower than for sales to the Company's mass merchant and distributor customers.

         Operating expenses for the six months ended June 30, 2003 were $547,230 as compared to $542,506 for the prior year. This is an increase of only $4,724, or 1%.

         Interest expense for the six months ended June 30, 2003 was $62,275 as compared to $40,573 for the prior year. This is an increase of $21,702 or 53%. The Company finances its cash flow needs through a factoring agreement, wherein it borrows against its accounts receivable. Because of the record sales in the fourth quarter of 2002, and higher sales during the first six months of 2003 as compared to 2002, the Company's borrowing under this factoring agreement during the first six months of 2003 was significantly higher than in the previous year.

         Due to the fact that the Company has been profitable for five consecutive quarters, the Company's overall financial condition has improved significantly since June 30, 2002. At June 30, 2003, the Company had net working capital of $196,238 as compared to a net working capital deficit of $29,701 at June 30, 2002. This is an increase of $225,939. In addition, the Company's profit of $93,420 for the four quarters since June 30, 2002 caused the Company's stockholders' equity to increase from $608,795 to $747,955.

         THREE MONTHS ENDED JUNE 30, 2003

         For the three months ended June 30, 2003, the Company had net income of $25,282 on net sales of $917,200 as compared to net income of $31,620 on net sales of $634,230 for the three months ended June 30, 2002.

         The increase in net sales of $282,970 represents a 45% increase over the second quarter of 2002. As discussed above, this increase is due to the increase in sales of gun locks to OEM gun manufacturers and sales of two new products, the Sportsman's Lighter and Gunmaster gun cleaning kits.

         Net income for the second quarter of 2003 decreased $6,338 from the second quarter of 2002. However, net income before income taxes increased 26%, from $31,620 to $39,997. Because the Company had a cumulative loss for the first two quarters of 2002, there was no income tax expensed for the second quarter of 2002, while the income tax expense of $14,715 for the second quarter of 2003 caused the decrease in net income. The Company currently has approximately $545,000 in net operating loss carry forwards available for federal and state income tax purposes.

         Gross profit for the three months ended June 30, 2003 was $363,315 as compared to $296,317 for the three months ended June 30, 2002. This increase was due to the increase in sales, modestly offset by the decrease in gross margins from 46% to 40%. The gross margin decrease, as discussed above, was due to the increase in sales of gun locks to OEM gun manufacturers, where gross margins are significantly lower than for other products sold by the Company.

         Operating expenses for the second quarter of 2003 were $294,177 as compared to $245,291 for the previous year. This is an increase of $48,886, or 20%. Sales commissions accounts for 30% of this increase as the Company continues to develop its sales through the use of contract sales representatives. Consulting fees related to financial public relations services accounts for 31% of the increase, and legal services related to litigation costs and a minor amount for patent research on the Company's new products, accounts for 23% of the increase.

         Interest expense increased $10,418 over the second quarter of 2002, a 54% increase. As explained above, the Company's borrowing under its factoring agreement was significantly higher than in the second quarter of 2002, thereby increasing interest expense related thereto.

(c)      LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending June 30, 2003, we owed our factor approximately $593,393.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

         We are the subject of a suit instituted by us against our former manufacturer Skit International, Ltd. and Uni-Skit Technologies, Inc. The suit, commenced in August 2000, alleges breach of a manufacturing contract which required defendants to manufacture certain of our products within the range of "competitive pricing," a defined term. We are seeking damages and recission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants have denied the allegations and have counterclaimed for an outstanding balance of $182,625, for recission of the manufacturing agreement and for damage to its business reputation. We have denied, and believe there is no merit to the counterclaim's material allegations. We have replaced the defendants as manufacturers of our products. This suit is scheduled to go to trial in August, 2003.

         We instituted suit along with The Collins Family Trust, our affiliate in which David Collins, our Chairman claims a beneficial interest, and DAC Technologies of America, Inc., our predecessor, against Larry Legel, a former Director and the Trustee of The Collins Family Trust. The suit, commenced in March, 2001 alleged a transfer of 180,000 shares of our common stock for services which the Defendant did not provide. The suit also alleges that the Defendant breached an agreement not to sell his shares before certain private investors had recouped their investment. In October 2002, the Arkansas Court ordered the transfer rescinded and the stock returned to David Collins. Mr. Legel has noticed the appeal of the Court's October Order.

         Subsequent to the Arkansas action, Mr. Legel instituted against the Company in Florida, in August, 2001, alleging failure by the Company and its officers to permit the sale of his shares of the Company, which were the same shares that were the subject of the Arkansas action. A Motion to Dismiss was filed and granted. In February 2003, Mr. Legel filed an amended complaint, alleging that the Company failed to honor his request to sell the shares. The Company has filed a motion to dismiss or abate the Amended Complaint due to the decision and pendency of the Arkansas appeal. The Florida Court has granted the Company's motion to stay the proceeding pending the outcome of the appeal in Arkansas.

ITEM 2.  CHANGES IN SECURITIES

         During the second quarter of 2003, the Company issued 25,000 shares of restricted common stock in exchange for financial public relations services, in reliance upon Section 4(2) of the Securities Act, as the sale, which was made to a sophisticated investor, did not involve a public offering of the Company's securities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  The following documents are incorporated by reference from Registrant's Form 10SB filed with the Securities and Exchange Commission (the "Commission"), File No. 000-29211, on January 28, 2000:

         EXHIBITS

          3(i)     Articles of Incorporation
          3(ii)    By-laws

         EXHIBITS

Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-B

         31.1 Certification of David A. Collins Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Robert C. Goodwin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of David A. Collins Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Robert C. Goodwin Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized DAC Technologies Group International, Inc.

         By: /s/ David A. Collins
         ----------------------------------------------------
         David A. Collins, Chairman and CEO,  August 13, 2003

         By:/s/ Robert C. Goodwin
         ----------------------------------------------------
         Robert C. Goodwin, CFO, August 13, 2003