Form 10QSB
period 2003-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2003-11-13
CIK 1102750

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

        (1) Yes [X] No [ ]                    (2) Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of November 9, 2003, 5,713,056 shares of Common Stock are issued and outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS


PART I..................................................................     3

ITEM 1.  FINANCIAL STATEMENTS...........................................     3

PART F/S................................................................    10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

                  Background............................................    11
                  Financial Condition and Results of Operations.........    12
                  Liquidity and Capital Resources.......................    14
                  Trends................................................    14

PART II ................................................................    15

ITEM 1.  LEGAL PROCEEDINGS .............................................    15

ITEM 2.  CHANGES IN SECURITIES .........................................    16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............................    16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........    16

ITEM 5.  OTHER INFORMATION .............................................    16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..............................    16

SIGNATURES .............................................................    17

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

         Our financial statements are contained in pages 4 through 9 following.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Balance Sheet (Consolidated)

                               September 30, 2003
                                    Unaudited


                         Assets

Current assets
       Cash                                              $    25,914
       Accounts receivable                                 1,068,781
       Inventories                                         1,134,643
       Note receivable                                        44,317
       Advances to related parties                            97,075
       Prepaid expenses                                       54,231
       Current deferred income tax benefit                     8,850
                                                         -----------
Total current assets                                       2,433,811
                                                         -----------

Property and equipment
       Furniture and fixtures                                123,733
       Molds, dies, and artwork                              467,180
                                                         -----------
                                                             590,913
       Accumulated depreciation                             (364,022)
                                                         -----------
Net property and equipment                                   226,891
                                                         -----------

Other assets
       Patents and trademarks, net of
       accumulated amortization of $38,897                   172,351
       Deferred income tax benefit                           145,692
                                                         -----------
Total other assets                                           318,043
                                                         -----------

Total assets                                             $ 2,978,745
                                                         ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          Balance Sheet (Consolidated)

                               September 30, 2003
                                    Unaudited


                     Liabilities and Stockholders' equity

Current liabilities
       Due to factor                                             $   699,490
       Notes payable                                                 352,798
       Notes payable - stockholders                                  171,635
       Accounts payable-trade                                        915,324
       Accrued payroll tax withholdings                               91,767
       Accrued expenses-other                                         18,725
                                                                 -----------
Total current liabilities                                          2,249,739
                                                                 -----------


Stockholders' equity
       Common stock, $.001 par value; authorized
         50,000,000 shares; issued and outstanding
         5,713.056 shares                                              5,843
       Treasury stock receivable, 130,000 shares                    (101,400)
       Preferred stock, $.001 par value; authorized
         10,000,000 shares; none issued and outstanding                   --
       Additional paid-in capital                                  1,249,065
       Retained earnings (deficit)                                  (424,502)
                                                                 -----------
Total stockholders' equity                                           729,006
                                                                 -----------

Total liabilities and stockholders' equity                       $ 2,978,745
                                                                 ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                    Statements of Operations (Consolidated)

             For the Nine Months Ended September 30, 2003 and 2002
                                   Unaudited



                                                                      Sept. 30,             Sept. 30,
                                                                         2003                 2002
                                                                     -----------           -----------
Net sales                                                            $ 2,793,927           $ 1,739,530

Cost of sales                                                          1,664,880               921,803
                                                                     -----------           -----------

Gross profit                                                           1,129,047               817,727
                                                                     -----------           -----------

Operating expenses
       Selling                                                           366,848               297,238
       General and administrative                                        531,667               502,395
                                                                     -----------           -----------
Total operating expenses                                                 898,515               799,633
                                                                     -----------           -----------

Income from operations                                                   230,532                18,094
                                                                     -----------           -----------

Other income (expense)
       Other income                                                       76,610                46,713
       Interest expense                                                  (95,453)              (75,758)
                                                                     -----------           -----------
         Total other income (expense)                                    (18,843)              (29,045)
                                                                     -----------           -----------

Income (loss) before income tax expense                                  211,689               (10,951)

Provision for income taxes                                                82,522                    --
                                                                     -----------           -----------

Net income (loss)                                                    $   129,167           $   (10,951)
                                                                     ===========           ===========


Numerator - net income (loss)                                        $   129,167           $   (10,951)

Denominator - weighted average number of shares outstanding            5,791,005             5,753,597
                                                                     -----------           -----------

Basic earnings (loss) per share                                      $      0.02           $     (0.00)
                                                                     ===========           ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                    Statements of Operations (Consolidated)

             For the Three Months Ended September 30, 2003 and 2002
                                   Unaudited


                                                                      Sept. 30,              Sept. 30,
                                                                         2003                  2002
                                                                     -----------           -----------
Net sales                                                            $ 1,107,385           $   621,670

Cost of sales                                                            657,248               353,129
                                                                     -----------           -----------

Gross profit                                                             450,137               268,541
                                                                     -----------           -----------

Operating expenses
       Selling                                                           169,968                83,204
       General and administrative                                        181,317               173,923
                                                                     -----------           -----------
Total operating expenses                                                 351,285               257,127
                                                                     -----------           -----------

Income from operations                                                    98,852                11,414
                                                                     -----------           -----------

Other income (expense)
       Other income                                                       75,133                46,713
       Interest expense                                                  (33,178)              (35,185)
                                                                     -----------           -----------
         Total other income (expense)                                     41,955                11,528
                                                                     -----------           -----------

Income (loss) before income tax expense                                  140,807                22,942

Provision for income taxes                                                58,356                    --
                                                                     -----------           -----------

Net income (loss)                                                    $    82,451           $    22,942
                                                                     ===========           ===========


Numerator - net income (loss)                                        $    82,451           $    22,942

Denominator - weighted average number of shares outstanding            5,773,817             5,763,956
                                                                     -----------           -----------

Basic earnings (loss) per share                                      $      0.01           $      0.00
                                                                     ===========           ===========



                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     Statements of Cash Flows (Consolidated)

              For the Nine Months Ended September 30, 2003 and 2002
                                    Unaudited



                                                                    Sept. 30,         Sept. 30,
                                                                      2003               2002
                                                                    --------           --------
Cash flows from operating activities
       Net income (loss)                                             129,167            (10,951)
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Issuance of common stock for services                    12,873             32,866
             Depreciation and amortization                            53,386             54,628
             Deferred income tax provision                            82,522                 --
             Changes in operating assets and liabilities
                   Accounts receivable                               (76,676)          (231,090)
                   Inventories                                      (537,876)          (138,344)
                   Note receivable                                    (1,985)           (41,713)
                   Advances to employees                              11,046             (4,642)
                   Prepaid expenses                                   28,470            (32,438)
                   Accounts payable - trade                          643,156            150,207
                   Accrued payroll tax withholdings                  (39,744)           (37,025)
                   Accrued expenses other                                465            (31,096)
                                                                    --------           --------
Net cash provided by (used in) operating activities                  175,637           (278,647)
                                                                    --------           --------

Cash flows from investing activities
       Purchases of property and equipment                           (13,710)           (17,423)
       Purchases of patents and trademarks                           (60,000)            (2,750)
                                                                    --------           --------
Net cash used in investing activities                                (73,710)           (20,173)
                                                                    --------           --------

Cash flows from financing activities
       Increase (decrease) in due to factor                          (35,545)           167,482
       Net change in notes payable                                   (60,748)           (48,685)
       Net change in notes payable-stockholders                      (20,865)            75,000
       Proceeds from treasury stock                                 (101,400)                --
       Proceeds from issuance of common stock                             --             40,000
       Payments on stock subscriptions receivable                         --             25,000
                                                                    --------           --------
Net cash provided by (used in) financing activities                 (218,558)           258,797
                                                                    --------           --------


Increase (decrease) in cash                                           12,536            (50,974)

Cash - beginning of period                                            13,378             72,633
                                                                    --------           --------

Cash - end of period                                                  25,914             21,659
                                                                    ========           ========



                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     Statements of Cash Flows (Consolidated)

             For the Three Months Ended September 30, 2003 and 2002
                                    Unaudited



                                                                    Sept. 30,          Sept. 30,
                                                                      2003               2002
                                                                    --------           --------
Cash flows from operating activities
       Net income (loss)                                              82,451             22,942
       Adjustments to reconcile net income to
         net cash provided (used in) operating activities:
             Issuance of common stock for services                        --             32,866
             Depreciation and amortization                            14,501             18,800
             Deferred income tax provision                            58,356                 --
             Changes in operating  assets and liabilities
                   Accounts receivable                              (211,577)           (64,702)
                   Inventories                                      (535,312)           (79,703)
                   Note receivable                                      (682)           (41,713)
                   Advances to employees                               3,016               (850)
                   Prepaid expenses                                   32,055            (16,155)
                   Accounts payable - trade                          685,455             50,257
                   Accrued payroll tax withholdings                  (18,410)           (15,583)
                   Accrued expenses other                              4,476              2,673
                                                                    --------           --------
Net cash provided by (used in) operating activities                   31,878           (114,110)
                                                                    --------           --------

Cash flows from investing activities
       Purchases of property and equipment                            (6,074)            (1,279)
       Purchases of patents and trademarks                           (60,000)                --
                                                                    --------           --------
Net cash used in investing activities                                (66,074)            (1,279)
                                                                    --------           --------

Cash flows from financing activities
       Increase (decrease) in due to factor                          106,097            124,287
       Net change in notes payable                                   (17,128)           (20,842)
       Net change in notes payable-stockholders                      (13,640)                --
       Proceeds from treasury stock                                 (101,400)                --
                                                                    --------           --------
Net cash provided by (used in) financing activities                  (26,071)           103,445
                                                                    --------           --------


Increase in cash                                                      22,184             10,998

Cash - beginning of period                                             3,730             10,661
                                                                    --------           --------

Cash - end of period                                                  25,914             21,659
                                                                    ========           ========



                                    PART F/S
                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS


o                 Nature of Business

                  DAC Technologies Group International, Inc. (the "Company"), a Florida corporation, is in the business of developing, manufacturing and marketing various consumer products, patented and non-patented, which are designed to provide security for the consumer and their property. In addition, the Company has developed a wide range of security and non_security products for the home, automobile and individual. The majority of the Company's products are manufactured and imported from mainland China and are shipped to the Company's central warehouse facility in Little Rock, Arkansas. These products, along with other items manufactured in the United States, are sold primarily to mass merchants and sporting goods retailers throughout the United States and international locations.

o                 Organization and Summary of Significant Accounting Policies

                  Organization and basis of presentation - The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.

                  Unaudited interim financial statements - The accompanying financial statements of the Company for the nine months ended September 30, 2003 and 2002 and for the three months ended September 30, 2003 and 2002 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 2002 audited financial statements included in the Company's Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

o                 Equity Transactions

                  On August 13, 2003, the Company was awarded 165,000 shares of its previously issued common stock as part of the damages awarded the Company in its lawsuit against its former manufacturer. As of September 30, 2003, these shares had not been transferred to the Company by the transfer agent. During the fourth quarter of 2003, the Company expects 130,000 of these shares to be returned to the Company as treasury shares and 35,000 to be issued as payment for legal expenses connected with the lawsuit.

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

(a) Summary

The third quarter saw the Company continue its significant sales and profits growth. Net sales for the third quarter were $1,107,385, the second million dollar quarter in the past twelve months, and a 78% increase over the third quarter of 2002. This performance was followed up with the first million dollar sales month in October 2003.

         Net sales for the first nine months of 2003 total $2,793,927, which exceeded the sales of $2,756,193 for the entire year in 2002. Management projects sales for 2003 to reach $4,400,000, a 60% increase over the previous year.

         The success enjoyed in the third quarter is directly related to sales of the Company's new line of "Gunmaster" gun cleaning kits. First introduced in the second quarter of 2003, sales of these gun cleaning kits has exceeded the Company's expectations. Because of the strong response to the four kits currently being offered, the Company has developed over 30 new kits and accessory items, scheduled to be available by the end of this fiscal year or in the first quarter of 2004.

        In August 2003, in the Circuit Court of Pulaski County, Arkansas, the Company was awarded damages in a suit against its former manufacturer in the amount of $1,650,560, which included the return of 165,000 shares of the Company's common stock previously issued to the former manufacturer. The expected return of these shares to the Company is reflected in the Company's third quarter financial statements. The Company intends to pursue the collection of this monetary award.

         Details

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. We have placed particular emphasis on large original equipment ("OEM") gun manufacturers, gun cleaning kits and gun accessories. In particular, our products consist of gun locks, trigger locks, gun cleaning and accessory items, security safes, specialty safes, personal protection devices and items for the health care industry.

         A significant portion of our business is with mass market retailers such as Wal Mart, Walgreens and Kmart, as well as OEM gun manufacturers. With the addition of our "Gunmaster" gun cleaning kits, we have increased our business with sporting goods retailers and distributors.

The Company's business plan and strategy for growth continues to focus on:

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

         All of our products are available via e-commerce on our website at www.dactec.com.

(b)      Financial Condition and Results of Operations

         Nine Months Ended September 30, 2003

         For the nine months ended September 30, 2003, the Company recorded net income of $129,167 on net sales of $2,793,927, as compared to a net loss of $10,951 on net sales of $1,739,530 for the same period in 2002.

         The increase in net income of $140,118 (and increase in net income before income taxes of $222,640) was mainly due to the increase in sales. The increase in net sales of $1,054,397 represents a 61% increase over the same nine month period of 2002. The Company's line of Gunmaster gun cleaning kits, a new product line rolled out in the second quarter of 2003, accounted for 60% of the increase. Sales of the Company's gun locks, primarily to OEM gun manufacturers, accounted for 34% of the increase.

         Gross profit for the nine months ended September 30, 2003 was $1,129,047 as compared to $817,727 for the prior year, an increase of $311,320, or 38%. Gross margin percentages decreased from 47% in 2002 to 40% in 2003. The decrease in gross margin percentages is directly related to the increase in sales of gun locks to OEM gun manufacturers. This is a highly competitive market, and gross margins are significantly lower than for sales of other Company products to the Company's mass merchant and distributor customers.

         Operating expenses for the nine months ended September 30, 2003 were $898,515 as compared to $799,633 for the prior year. This is an increase of $98,882, or 12% due to our expanding sales efforts.

         Income from operations increased from $18,094 in 2002 to $230,532 in 2003, an increase of 117%.

         Interest expense for the nine months ended September 30, 2003 was $95,453 as compared to $75,758 for the prior year. This is an increase of $19,695 or 26%. The Company finances its cash flow needs through a factoring agreement, wherein it borrows against its accounts receivable. Because of the record sales in the fourth quarter of 2002, and higher inventory levels, the Company's borrowing under this factoring agreement during the first nine months of 2003 were significantly higher than in the previous year.

         Due to the fact that the Company has been profitable for six consecutive quarters, the Company's overall financial condition has improved significantly since December 31, 2002. At September 30, 2003, the Company had net working capital of $184,072 as compared to net working capital of $81,233 at December 31, 2002. This is an increase of $102,539. In addition, the Company's total assets have increased from $2,451,386 to $2,978,745, and stockholders' equity has increased from $688,365 to $729,006. Earnings per share for the first nine months of 2003 were 2.2 cents per share, as compared to 0.2 cents per share for the entire year of 2002.

         Three Months Ended September 30, 2003

         For the three months ended September 30, 2003, the Company had net income of $82,451 on net sales of $1,107,385 as compared to net income of $22,942 on net sales of $621,670 for the three months ended September 30, 2002.

         The increase in net sales of $485,715 represents a 78% increase over the third quarter of 2002. This increase is due to sales of the Company's new Gunmaster gun cleaning kits, introduced in the second quarter of 2003.

         Net income for the third quarter of 2003 increased $59,509, or 259% over the third quarter of 2002. Net income before income taxes increased 514%, from $22,942 to $140,807. Because the Company had a cumulative loss for the first three quarters of 2002, there was no income tax expensed for the third quarter of 2002. The Company currently has approximately $334,000 in net operating loss carry forwards available for federal and state income tax purposes.

         Gross profit for the three months ended September 30, 2003 was $450,137 as compared to $268,541 for the three months ended September 30, 2002. This increase was due to the increase in sales, offset by the decrease in gross margins from 43% to 41%. The gross margin decrease, as discussed above, was due to the increase in sales of gun locks to OEM gun manufacturers, where gross margins are significantly lower than for other products sold by the Company.

         Operating expenses for the third quarter of 2003 were $351,285 as compared to $257,127 for the previous year. This is an increase of $94,158, or 37%. Of this increase, the two most significant categories were sales commissions which accounted for 64% and consulting fees related to financial public relations services which accounted for 20%.

Interest expense decreased $2,007 over the third quarter of 2002.

(c)      Liquidity and Capital Resources

         Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short_term liquidity. For the period ending September 30, 2003, we owed our factor approximately $699,490. For the comparable period ending September 30, 2002, we owed our factor approximately $444,594. The increase is due to increased sales and marketing particularly as related to the gun cleaning kits.

(d)      Trends

         Even with the election of a new President and the change in the Administration, handgun safety remains a major concern, and interest may continue to increase in the next few years, particularly in light of the continued accidental and intentional shootings involving children. The focus is expected to become more of gun safety rather than on of attempts to ban guns. Gun safety issues are expected to be moved from the Federal level to the state level, while those at the federal level are seemingly becoming more rational with the approach being taken by the Consumer Products Safety Commission to set measurable standards of performance for gun locking devices. The Company, with developed products that address preventive handgun safety, anticipates that it will be in a position to benefit from this trend-although this, of course, cannot be guaranteed. We believe that the continued focus on handgun safety, the use of gun locks by law enforcement agencies, the litigation aimed at gun manufacturers and corresponding about-face regarding gun safety locks begun by Smith & Wesson, as well as the gun legislation will hopefully enhance our product line revenues.

Moreover, the tragic terrorist attack against the United States on September 11, 2001, caused many Americans to become concerned about their personal security. As a result, many people are purchasing firearms to maintain for home defense purposes. While they are purchasing handguns, many are also concerned with the safe storage of the firearm in the home and want to purchase affordable gun safes to increase security. As a result, we have seen an increase in sales of safes and gunlocks.

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


PART II

ITEM 1.  LEGAL PROCEEDINGS

         In August 2000, we commenced suit against our former manufacturer Skit International, Ltd. and Uni_Skit Technologies, Inc. alleging breach of a manufacturing contract which required defendants to manufacture certain of our products within the range of "competitive pricing," a defined term. We sought damages and recission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants denied the allegations and counterclaimed for an outstanding balance of $182,625, for recission of the manufacturing agreement and for damage to its business reputation.

         In August of 2003, this suit went to trial before a twelve member jury in the Circuit Court of Pulaski County, Arkansas. The jury awarded the Company damages in the amount of $1,650,560, which includes the value of the returned 165,000 shares of stock previously issued to the defendants. In addition, all counterclaims of the defendants were dismissed.

         On October 23, 2003, the Company initiated suit, seeking unspecified damages, in the Circuit Court of Pulaski County, Arkansas against former manufacturers, Uni-Tat International, Inc., Uni-Champion Ltd., and their respective principals, Victor Lee and Arthur Yung, for common law fraud (as to Uni-Tat, Yung and Lee), breach of contract, and violation of the Deceptive Trade Practice Act, and for vicarious liability.

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

Subsequent to the Arkansas action, in August of 2001, Mr. Legel instituted an action against the Company, alleging failure by the Company and its officers to permit the sale of his shares of the Company, which were the same shares that were the subject of the Arkansas action. A Motion to Dismiss was filed and granted. In February 2003, Mr. Legel filed an amended complaint, alleging that the Company failed to honor his request to sell the shares. The Company has filed a motion to dismiss or abate the Amended Complaint due to the decision and pendency of the Arkansas appeal. The Court granted the Company's Motion and has stayed the Florida action.

ITEM 2.  CHANGES IN SECURITIES

         During the third quarter of 2003, the Company was awarded 165,000 shares of its previously issued common stock as part of the damages awarded the Company in its lawsuit against its former manufacturer. The Company anticipates these shares will transferred during the fourth quarter of 2003.



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



By: /s/ David A. Collins
-----------------------------------------------------
David A. Collins, Chairman and CEO, November 12, 2003



By:/s/ Robert C. Goodwin
-----------------------------------------
Robert C. Goodwin, CFO, November 12, 2003