Form 10KSB
period 2003-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2004-03-30
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


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


         STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR.   $4,756,530


         STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF MARCH 15, 2004 WAS APPROXIMATELY $5,180,495.


         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 15, 2004, 5,713,056 SHARES OF COMMON STOCK ARE ISSUED AND OUTSTANDING.

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

                                TABLE OF CONTENTS





FORWARD-LOOKING STATEMENT .............................................    1

PART I ................................................................    1

ITEM 1.  DESCRIPTION OF BUSINESS ......................................    2
ITEM 2.  DESCRIPTION OF PROPERTY ......................................   14
ITEM 3.  LEGAL PROCEEDINGS ............................................   14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........   15

PART II ...............................................................   16

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .....   16
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ....   16
ITEM 7.  FINANCIAL STATEMENTS .........................................   19
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE ........................   20
ITEM 8A. CONTROLS AND PROCEDURES ......................................   20

PART III ..............................................................   20

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ............   20
ITEM 10. EXECUTIVE COMPENSATION .......................................   21
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   22
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............   24
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .............................   24
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES .......................   24

SIGNATURES ............................................................   25
CERTIFICATIONS ........................................................

     UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS "COMPANY," "WE," "US" AND
         "OUR" REFER TO DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

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

         Between July 1998 and March 2002, we sold an aggregate of 5,763,956 shares of our Common Stock to approximately 40 accredited or otherwise sophisticated investors with whom we had pre-existing relationships and who had access to relevant information concerning the Company in a series of transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). We received cash proceeds of approximately $724,400 from these transactions.

         We have not been involved in any bankruptcy, receivership or similar proceeding. Except as set forth herein, we have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

         Our primary business is gun safety and gun maintenance; our target consumer base is sportmen, hunters and outdoorsmen, and recreational enthusiasts. In 2002, the American Firearms Industry, a trade association, estimated that there are 60-65 million gunowners in the United States According to the February 2000 COMMERCE IN FIREARMS IN THE UNITED STATES published by the U.S. Bureau of Alcohol, Tobacco and Firearms and the Department of Commerce, an estimated two million new and two million second-hand handguns are sold in the United States annually. The government also reported that a survey done in 1994 indicated that the total number of firearms in private hands exceeded 200 million, of which only 11% are used for protection. Because of the population growth over the decade since the report, it is safe to assume that the number of firearms and firearm owners has substantially increased.

(b)      Business Plan

         2003 SUMMARY

         The most significant event in 2003 was the introduction of the Company's line of GunMaster gun cleaning kits. This has now replaced gun locks as the Company's primary growth sector. First sold late in the second quarter, and with only four items in this line, sales of these kits totaled approximately $1,990,000. Sales of these gun cleaning kits enabled the Company to increase its sales 73% over 2002 and increase net income 2,391%.

         Due to the success of the initial four items in its GunMaster line, the Company, in 2004, has added over thirty new gun accessory items to this category. These new items were introduced at the SHOT Show in February, 2004, with tremendous response. Shipments of these new items will begin in the second quarter of 2004.

         Because the Company's GunMaster gun cleaning kits are high quality, solid brass, and priced significantly lower than its competition, the Company has not only been able to increase its market share with its existing customers, but has been able to add several of the largest sporting goods retailers, distributors and mail order companies to its customer base, including Dick's Sporting Goods, RSR Group, Inc., Jerry's Sport Center, Inc, AcuSport Corp., and Cabella Catalogue Co.

         While management believes there is significant room for growth with its existing product lines, the Company continually looks for new products to bring to market. With its expanded customer base in the sporting goods market, the Company has positioned itself to diversify its product line into other sporting goods, hunting and outdoorsman's products.

         CORE BUSINESS

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. Our products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. In 2003, we expanded our product line to include a line of gun cleaning kits.

         A significant portion of our business is with mass market retailers such as Wal Mart, Walgreens and Kmart. However, we have been able to significantly increase our business with firearm manufacturers, as well as large sporting goods retailers and distributors. Our line of GunMaster gun cleaning kits has enabled us to establish relationships in the sporting goods market which management believes will enable the Company to expand its product line into other areas outside of the gun related items currently marketed.

         The majority of our products are manufactured and imported from mainland China and shipped to a central location in Little Rock, Arkansas for distribution.

         The Company's business plan and strategy for growth continues to focus on:

         o increased penetration of our existing markets, particularly in the gun cleaning market and accessories

         o  development of new products for the sporting goods market

         o identify and develop new markets for gun cleaning kits, i.e. government, law enforcement and military

         o  adoption of new technologies for safety and security products

         o  adoption of new product lines

         o identification and recruitment of effective manufacturer's representatives to actively market these products on a national and international basis

         o  aggressive cost containment

         Management believes that continued growth will require the Company to continually innovate and improve its existing line of products and services to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners, as well as non-gun related products for our expanding sporting goods customer base.

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

         We are in the process of improving and redesigning our website (WWW.DACTEC.COM). All of our products will be available via e-commerce on this new site. Our web site is intended to be the only direct link by the Company to the retail market. Because our products are strictly safety devices, they are not burdened by the politics surrounding gun ownership and gun rights, and can be widely embraced as a solution to unintended gun injuries and death.

(c)      Products

         Our products can be grouped into four main categories: (a) gun safety,
(b) gun maintenance, (c)personal security, and (d) non-security products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer our products with the assistance of our Chinese and domestic manufacturers, who are responsible for the tooling, manufacture and packaging of our products.

(1)      Security Products

         (A) GUN SAFETY. We market ten (10) different gun safety locks and five security and specialty safes. The lock's composition range from plastic to steel, keyed trigger locks to cable locks. The security safes are of heavy duty, all steel construction and are designed for firearms, jewelry and other valuables. Nine of the Company's gun locks and three safes have been certified for sale consistent with the standards set out by the State of California. These standards have been adopted by other states and by a variety of gun manufacturers.

         (B) GUN MAINTENANCE. We market over thirty-five different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of "universal" kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed.

         (C) PERSONAL SECURITY. We market over seven (7) different electronic security devices designed to protect the person. We also market non-electronic security devices such as pepper spray and tear gas. These are marketed primarily through the 3000+ nationwide Walgreen chain of stores.

         (D) NON-SECURITY PRODUCTS. We market two licensed products, the Clampit Cupholder and Plateholder. We also market through Wal-Mart and other customers nation-wide, the Sportsman Lighter, a windproof, water resistant, refillable butane lighter.

d)      Manufacturing and Distribution.

         Through our foreign and domestic manufacturing agents, we manufacture, design and build our tooling, molds and products. Our administrative offices and warehouse facilities are located in Little Rock, Arkansas. We contract our manufacturing for tooling and production (including all of our gun related products) primarily in Shanghai, China, and to a lesser extent, in Little Rock, Arkansas and Sandwich, Illinois. We distribute the majority of our domestic, and certain of our international business out of our Little Rock facility. Most of our international business is shipped directly to our customers direct from the Shanghai, China location. Products are delivered to our Little Rock facility complete and ready for delivery to our customers. Countries outside the U. S. where we have a presence include: Ireland/England, France, Germany, Russia, Canada, New Zealand and Australia.

         We utilize both internal sales personnel and commissioned independent sales representatives. We have increased our sales promotions and sales development activities to provide assistance to the independent sales representatives through the use of brochures, product samples and demonstration products. Our web site WWW.DACTEC.COM will serve both as a marketing tool and a platform from which we will be able to provide various support services for our independent sales representatives. We have added e-commerce capability to our web site. We also utilize trade shows, both on a regional and national level to promote our products and to attract qualified sales representatives.

         Our management attempts to maintain sufficient inventory levels to meet customer's demands, but there can be no assurance that we will be successful in doing so. Turnaround time from the date we place an order with our manufacturers until the product is received in our distribution center is normally between four to six weeks. This quick turnaround time allows us to maintain minimum inventory levels. However, since we outsource our manufacturing, a good portion of which is done in China, it is difficult to predict the efficiency of our vendors. Outsourcing to a foreign country also subjects our manufacturing to the risk of political instability, currency fluctuation and reliability. See, "Risk Factors."

(e)      Competition

         We operate in a very competitive industry, dominated by national and international companies with well-established brands, all of whom are better capitalized, have more experience in our industry and have established varying degrees of consumer loyalty. There are no assurances we will ever be successful in establishing our brands or penetrating our target markets. Our products compete with other competitors gun cleaning kits, lock boxes, trigger locks, cable locks, ring locks and the evolving smart guns. Many of these products are more widely known than the Company's products. While we believe that our products are favorably priced to comparable products on the current market, we nevertheless expect competitors to develop and market similar products at competitive prices, possibly reducing the Company's sales or profit margins or both. (See, "Risk Factors")

  Some of our competitors in the business sectors which we operate in are:

         o GUN SAFETY - Master Lock (which presently controls 60%-70% of the market), Smith & Wesson, and Shot Lock.

         o  GUN CLEANING KITS - Outers and Hoppes

         o SECURITY SAFES - Sentry Safes, GunLocker and Gun Vault.

         o PERSONAL SECURITY - competitors are varied and mostly smaller vendors.

         o NON-SECURITY PRODUCTS - competitors are various small and large vendors.

         We are subject to competition that is expected to intensify in the future because we believe that the number of competitors is increasing. There are no significant barriers to entry into our markets. We feel our greatest difficulties in competing come in areas such as gun maintenance, gun safety and security safes where our competitors generally are bigger, better known, and have greater resources including capital and personnel. We realize it is important to achieve brand name recognition in establishing a market share, which, in turn generates additional market share giving consumers preferences for brand names. We believe that while brand names operate effectively in mainstream product distribution, there is significant opportunity for lesser known names with specific products and solutions that appeal to consumers. The keys to our maintaining a competitive position is product design, pricing, quality of the product and the maintenance of favorable relationships with various mass merchandisers.

(f)      Principal Suppliers and Manufacturers

         In 2003, 94% of our products, in particular our gun locks, cleaning kits, gun accessories, and security safes, were manufactured in mainland China. We customarily develop our manufacturing through trading companies located in China. Our principal agents are Nimax and MDD Trading, Ltd., which are trading companies/agents that are responsible for locating manufacturers for our gun safety, security safes and electronics products. These companies typically provide us with price lists for the manufacture and tooling of our products, which we may or may not negotiate. The products are then purchased by the trading companies and sold to us at a marked up cost.

         Domestically, Personal Security Products, a Little Rock, Arkansas company, manufactures our pepper spray and tear gas products, and Taico Design Products, located in Sandwich, Illinois, manufactures our Clampit Cupholder and Plateholder.

         We believe our relationships with our suppliers and manufacturers are satisfactory. Nonetheless, the Company is dependent upon it's primary Chinese supplier continuing in business and its ability to ship to the United States, but believes that it could replace this supplier, if required to, at similar quality and terms. However, should any of them cease providing for us, we believe they can be replaced within 30 days, without difficulty and at competitive cost.

(g)      Customers.

         Although we have numerous customers, we sell on the basis of purchase orders, rather than fixed contracts primarily to:

         o national retail chains such as Wal Mart, Kmart and Walgreens (in 2003, Wal Mart accounted for 52% of our gross revenues),

         o distributors such as Dicks Sporting Goods, RSR Group, Inc., Jerry's Sport Center, Inc, AcuSport Corp., and Cabella Catalogue Co., and

         o  gun manufacturer's such as Savage Arms, Browning, and SIG-Arms

         During 2003, we added a number of firearm manufacturers and sporting goods retailers and distributors to our customer base, and continued to focus our marketing efforts through our independent sales representatives in this area.

         Demand for our gun cleaning kits have presented opportunities in the sporting goods market for our existing products and development of new products. By developing these new markets we will be able to be less dependent on our primary customers.

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

         We have not to date registered or trademarked any of our product names. (See, "Risk Factor")

         Depending upon the development of our business, we may also wish to develop and market products which incorporate patented or patent-pending formulations, as well as products covered by design patents or other patent applications.

         While we may seek to protect our intellectual property, in general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. See, "Risk Factors." Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Moreover, inasmuch as we will often seek to outsource manufactured products which are similar to those manufactured by others, it is critical for us to insure that our manufactured products do not infringe upon existing patents of others.

(i)      Governmental Regulations.

         Several federal laws regulate the ownership, purchase and use of handguns, including the 1968 Gun Control Act and the Brady Bill. There is not, however, any federal law which requires the use of gunlocks. In February 2004, the U.S. Senate passed a Bill (S.2129) that would require child safety locks on all handguns sold in the U.S., as part of a movement in Congress to immunize gun makers and sellers from lawsuits arising from gun crimes. The Bill must still pass through the House of Representatives and the White House.

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

(m)      Reports to Security Holders.

         We file reports with the SEC as a small business issuer. Copies of this report, including exhibits to the Report and other materials filed with the SEC that are not included herein, may be inspected and copied, without charge, at the Public Reference Room, 450 Fifth Street, N. W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site on the World Wide Web at HTTP://WWW.SEC.GOV that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

(n)      Certain Risk Factors.

           IF WE ARE TO EXPAND OUR OPERATIONS, WE MAY NEED ADDITIONAL CAPITAL. Our ability to timely expand our product operations and, in particular, the production and marketing of our products is largely dependent upon our revenues or the acquisition of additional funding. In the event that additional capital is not obtained or our revenues fall off, we may be unable to timely complete and/or implement our plans to expand our operations. While we believe we have accurately identified strategic and viable business opportunities to pursue, there is no assurance that these will become profitable operations. Technology is a rapidly developing industry and our success is dependent on, among other things, developing commercially acceptable products and pursuing the correct distribution channels. Anti-gun sentiments and a weak economy are potential risk factors.

         WE HAVE A HISTORY OF OPERATING PROFITS, AND OUR GROWTH PROGRAM AND FUTURE PROFITABILITY REMAINS UNCERTAIN. We believe that operating results will be adversely affected if start-up expenses associated with our new product lines are incurred without sufficient revenues. Moreover, future events, including unanticipated expenses or increased competition could have an adverse effect on our long-term operating margins and results of operations. There can be no assurance that our Company's growth program will result in an increase in the profitability of our operations.

         OUR SUCCESS DEPENDS ON MAINTAINING RELATIONSHIPS WITH KEY CUSTOMERS. We have several customers upon which we depend on for the sale of a large percentage of our products. For example, more than 50% of our business is through Wal-Mart. Customer orders are dependent upon their markets and may vary significantly in the future based upon the demand for our products. The loss of one or more of such customers, or a declining market in which such customers reduce orders or request reduced prices, could have a material adverse effect on our business.

         WE DEPEND ON CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF OUR MANUFACTURING REQUIREMENTS. During 2003 the Company purchased 94% of its products from one major supplier. The Company is dependent upon this supplier continuing in business and its ability to ship to the United States, but believes that it could replace this supplier, if required to, at similar quality and terms. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would have an adverse effect on our business. We rely on contract manufacturers to procure components, assemble, and package our products. We have developed highly outsourced contract manufacturing capability for the production of our products. Our primary relationship with our foreign contract manufacturers has been accomplished through our agents located in Shanghai, China. Because our primary manufacturer is located in mainland China, we are exposed to risks of political uncertainty including U.S. foreign trade treaties, foreign laws and currency fluctuations. While we believe there are alternative manufacturing companies available at competitive prices, any interruption in the operations of one or more of these contract manufacturers or delays in their shipment of products would adversely affect our ability to meet scheduled product deliveries to our customers.

         WHILE WE MANUFACTURE A VARIETY OF PRODUCTS, WE RELY PRIMARILY ON THE SALE OF GUN CLEANING KITS AND GUN-LOCKS AS OUR MAJOR SOURCE OF REVENUE. Although we sell a number of different products, we rely primarily on two products-gun cleaning kits and gun locks-which collectively accounts for approximately 73% of our total revenues. Should our sales of either of these products significantly decline due to the loss of customers, or a declining market in which such customers reduce orders or request reduced prices, it could have a material adverse effect on our business.

         WE MAY BE UNABLE TO COMPETE FAVORABLY IN THE HIGHLY COMPETITIVE GUN CLEANING, SECURITY PRODUCTS AND GUN LOCK INDUSTRY. The manufacture and sale of gun cleaning kits, security safes and gun lock products is highly competitive and there are no substantial barriers to entry into the market. Most of our competitors are large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. These companies may succeed in developing proposed products that are more effective or less costly than our proposed products or such companies may be more successful in manufacturing and marketing their proposed products. An increase in competition could result in a loss of market share.

         WE ARE SUBJECT TO SALES CYCLES BEYOND OUR CONTROL, WHICH ARE DRIVEN MANY TIMES BY NATIONAL EVENTS. The entire gun industry has experienced a surge in demand in the United States since and as a direct result of the terrorist acts which occurred on September 11, 2001. Americans are now focused on their personal security. There has been a decline in recent years concerning the sale of handguns, possibly due to licensing legislation and to the dissipation of fear as we are time-removed from the events of September 11. Our Company, however, is not reliant on persons who own guns for protection as much as we are on hunters and sportsmen, who are less likely to be affected by national or international events.

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

         WE ANTICIPATE EVENTUAL STATE AND FEDERAL GUN LOCK LEGISLATION AND REGULATION. While gun locking devices are currently not regulated under federal or most state statutes or regulations, it is likely that such devices will be regulated in the future. At the present time, the state of California has established standards for gun locks which must accompany the sale of any firearm. Other states are considering such legislation. In an effort to develop a national standard, the firearms' industry is working with the U.S. Consumer Products Safety Commission to develop reasonable performance standards for gun locks. There can be no assurances that our devices will meet the requirements of such future regulations, in which case, sales of such devices by us would be adversely affected.

         WE MAY BE AFFECTED BY LEGISLATION AND REGULATION OVER FIREARMS. The business of all producers and marketers of firearms and firearms parts, is subject to thousands of federal, state and local laws and governmental regulations and protocols. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. From time to time, congressional committees review proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. When such laws restrict the ownership of guns, they will have a material adverse effect on our business;on the other hand, if such laws require safety devices to be applied to gun ownership, they will have a positive effect on our business. Such laws, rules, regulations and protocols are subject to change. There can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

         WE ARE OPERATING FROM OFFICES FOR WHICH WE HAVE NO CURRENT LEASE AGREEMENT. The Company's lease at its primary Little Rock location has expired, and the Company, currently a month to month tenant, is now negotiating with its current landlord to lease larger facilities in proximity to its current offices. The Company's occupancy can be terminated at any time, although if terminated, we believe there are available adequate alternative facilities at reasonably competitive prices.

         WE EXTEND CREDIT TO OUR CUSTOMERS AND SHOULD OUR CUSTOMERS DEFAULT ON THEIR OBLIGATIONS TO US, WE MAY BE SUBJECT TO CREDIT RISK. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers. Approximately 94% of these trade receivables were subject to a factoring agreement. These accounts are factored on a non-recourse basis which reduces the Company's exposure to credit risk. We also maintain allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company's customer base and its customer's financial resources.

         WE HAVE NOT TO DATE REGISTERED OR TRADEMARKED ANY OF OUR PRODUCT NAMES. While we may seek to protect our intellectual property, in general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Moreover, inasmuch as we will often seek to outsource manufacture products which are similar to those manufactured by others, it is critical for us to insure that our manufactured products do not infringe upon existing patents of others.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters are located at 1601 Westpark Drive, Suite 4C, Little Rock, Arkansas 72204. This location consists of approximately 1,500 square feet of office space and 6,000 square feet of warehouse space. All of the administrative, accounting and shipping functions are performed at this location, as well as some sales. This space is leased at a monthly rent of $3,605 for one year, and expired January 31, 2004. There are no renewal options. We are currently operating as a month to month tenant, which means that we can be terminated on thirty days notice. We believe there are adequate alternative facilities at reasonably competitive prices in the event this lease is terminated. The Company also maintains an executive office at the residence of its president, David A. Collins, 19955 NE 38th Court, Aventura, Florida 33180. This office and personal residence is rented from the Company's President at a monthly rental of $3,000, for which there is no lease agreement. This lease arrangement was not the product of arms-length negotiation, however, the Company believes that the rental payment is competitive with other facilities in the same or proximate location.

ITEM 3.  LEGAL PROCEEDINGS

         We were the plaintiff against our former manufacturer SKIT International, Ltd. and Uni-Skit Technologies, Inc. which alleged breach of a manufacturing contract which required defendants to manufacture certain of our products within the range of "competitive pricing", a defined term. We sought damages and recission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants denied the allegations and counterclaimed for an outstanding balance of $182,625, for recission of the manufacturing agreement and for damage to its business reputation.

         In August of 2003, this suit went to trial before a twelve member jury in the Circuit Court of Pulaski County, Arkansas. The jury awarded the Company damages in the amount of $1,650,560, which includes the value of the returned shares of stock previously issued to the defendants. In addition, all counterclaims of the defendants were dismissed. Pursuant to an order of the Court, the shares issued to the defendants have been canceled and reissued to the Company. We have not yet been successful in collecting the damage award, thus it has not been provided for in the Company's financial statements, with the exception of the return of the shares of common stock, into the Company's treasury.

         On October 23, 2003, the Company initiated suit, seeking unspecified damages, in the Circuit Court of Pulaski County, Arkansas against former manufacturers, Uni-Tat International, Inc., Uni-Champion Ltd., and their respective principals, Victor Lee and Arthur Yung, for common law fraud (as to Unit-Tat, Lee and Yung), breach of contract, and violation of the Deceptive Trade Practices Act, and for vicarious liability.

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

         Subsequent to the Arkansas action, Mr. Legal instituted against the Company in August 2001, alleging failure by the Company and its officers to permit the sale of his shares of the Company, which were the same shares that were the subject of the Arkansas action. A Motion to Dismiss was filed and granted. In February,2003, Legal filed an amended complaint, alleging that the Company failed to honor his request to sell the shares. The company has filed a motion to dismiss or abate the Amended Complaint due to the decision and pendency of the Arkansas appeal.

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

               QUARTER ENDED             HIGH              LOW
               -------------             ----              -----

               March 31, 2002            $2.17             $0.80
               June 30, 2002             $1.22             $0.45
               September 30, 2002        $1.00             $0.65
               December 31, 2002         $0.85             $0.60
               March 31, 2003            $1.01             $0.51
               June 30, 2003             $0.92             $0.38
               September 30, 2003        $0.87             $0.47
               December 31, 2003         $1.30             $0.62

         As of March 15, 2004, there were approximately 92 holders of record, excluding those held in street name, of our 5,713,056 shares of common stock outstanding.

         We have not paid a cash dividend on the common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. Although there is no restriction to pay a dividend, as of the date of this registration statement, we have no present intention to declare dividends.

         During 2003, 25,000 shares of our restricted stock were issued for services under a consulting agreement entered into by the Company with a certain public relations company. Because this company had a preexisting relationship with us and access to relevant information concerning us, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

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

(b)      OVERVIEW

         The year 2002 was the beginning of a significant turnaround in the Company's operations, which continued in 2003 at an even greater rate. The keys to this success, and continued success in the future, has been management's ability to identify, develop and bring to market new products of high quality, and at prices at or below its competition.

         The development of these new products, particularly the Company's GunMaster line of gun cleaning kits in 2003, has enabled the Company to increase its revenues in 2002 by 39% over 2001 and in 2003 by 73% over 2002. Revenues in 2003 increased by 140% over 2001. At the same time, the Company has been able to reduce its operating expenses over 2001 levels. These results have led to significant increases in income and cash generated from operations, which has allowed the Company, without any outside sources of capital, to reduce its debt, fund its operations and development of new products.

Significant operating items for the past three years are summarized below:


                                2003               2002                2001
                             ----------         ----------         -----------
Net sales .............      $4,756,530         $2,756,193         $ 1,984,692
Income (loss) from
  operations ..........      $  590,848         $  110,341         $  (554,513)
Income (loss) before
  income taxes ........      $  519,681         $   24,346         $  (655,548)
Net income (loss) .....      $  319,084         $   12,810         $  (404,665)
Earnings per share ....      $     0.06         $     0.00         $     (0.08)

The successful operations the past two years has improved the overall financial condition of the Company, as summarized below:

Current assets ........      $1,458,293         $  957,235         $   820,054
Current liabilities....      $1,100,830         $1,027,986         $   897,796
Net working capital ...      $  357,463         $  (70,751)        $   (77,742)
Total assets ..........      $2,019,752         $1,716,351         $ 1,475,484
Stockholders equity ...      $  918,922         $  688,365         $   577,688

         DETAILS

         Net sales for 2003 totaled $4,756,530, an increase of $2,000,337, or 73% over 2002 net sales of $2,756,193. Of this increase, $1,990,000 was generated from sales of the Company's new GunMaster line of gun cleaning kits. First sold late in the second quarter of 2003, sales from these new products represent only six months worth of sales.

         The Company also experienced increases in sales of its gun locks. Net sales of gun locks in 2003 totaled $1,485,253 as compared to $1,144,615 in 2002, an increase of $340,638, or 30%.

         While net sales increased 73%, operating expenses only increased 16%, from $1,118,500 in 2002 to $1,299,235 in 2003. Of this increase, 75% was directly related to increased sales commissions generated from the increased sales, and accounting and legal expenses incurred from complying with the Sarbanes-Oxley Act.

FUTURE CONSIDERATIONS

         As the Company's product line and revenues continue to grow, the challenges for management grow as well. Management must anticipate future demand for its products in order to maintain an adequate supply of its expanding product line, without tying up too much capital in excess inventory. This will become more difficult as new products are developed.

         Another challenge for management will be to maintain control of operating expenses. Thus far, the Company has been able to significantly increase its product line and revenues without a corresponding increase in expenses. The anticipated increase in revenues and inventory levels in 2004 will require the Company to increase its warehouse facilities, shipping personnel, and support staff for sales and customer service needs. Management has been addressing these issues to ensure these needs are adequately and economically met.

         The Company has benefitted in 2002 and 2003 from the positive effect on cash flow generated from the net operating losses for income tax purposes from losses incurred in prior years. Although the Company has recorded income tax expense on its financial statements of $200,597 and $11,536 for 2003 and 2002, respectively, no income taxes have been paid due to the operating loss carryforward. Based on estimates for 2004, these net operating loss carry forwards will be used up in 2004.

         o  Liquidity and Capital Resources

         Our primarily source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short term liquidity. For the period ending December 31, 2003, our factor had advanced to us $1,342,814.

         During 2003, the Company refinanced three demand notes with a local bank. The loans bear interest at 7.00% and mature in 2005 and 2006. The principal balance of these loans on December 31, 2003 totaled $342,581. We believe our revenues will be sufficient to pay these obligations. If not, we will seek to refinance them or request our shareholders to pay their guarantees.

         CRITICAL ACCOUNTING ESTIMATES

         The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are discussed in detail in Note 2 to the consolidated financial statements. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

         LONG-LIVED ASSETS. Depreciation expense is based on the estimated economic useful lives of the underlying property and equipment. Although the Company believes it is unlikely that any significant changes to the useful lives of its property and equipment will occur in the near term, an increase or decrease in the estimated useful lives would result in changes to depreciation expense.

         The Company continually reevaluates the carrying value of its long-lived assets, for events or changes in circumstances, which indicate that the carrying value may not be recoverable. As part of this reevaluation, if impairment indicators are present, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset.

         PATENTS AND TRADEMARKS. Amortization expense is based on the estimated economic useful lives of the underlying patents and trademarks. Although the Company believes it is unlikely that any significant changes to the useful lives of its patents and trademarks will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company's future consolidated operating results.


ITEM 7. FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-18 following.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                           DECEMBER 31, 2003 AND 2002

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Little Rock, Arkansas


         We have audited the accompanying consolidated balance sheets of DAC Technologies Group International, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAC Technologies Group International, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.






                                                    Certified Public Accountants


Little Rock, Arkansas
February 18, 2004

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002



                                                                                          2003                 2002
                                                                                      -----------          -----------
                                     ASSETS

Current assets
  Cash                                                                                $   104,376          $    13,378
  Accounts receivable, less allowance for doubtful
    accounts of  $5,500 in 2003 and 2002                                                   99,300               54,063
  Due from factor                                                                         223,029              159,144
  Inventories                                                                             909,352              596,767
  Note receivable                                                                          44,665               42,332
  Prepaid expenses and deferred charges                                                    41,104               82,701
  Current deferred income tax benefit                                                      36,467                8,850
                                                                                      -----------          -----------
Total current assets                                                                    1,458,293              957,235
                                                                                      -----------          -----------

Property and equipment
  Furniture and fixtures                                                                  129,847              123,733
  Molds, dies, and artwork                                                                473,441              453,470
                                                                                      -----------          -----------
                                                                                          603,288              577,203
  Accumulated depreciation                                                               (379,190)            (320,380)
                                                                                      -----------          -----------
Net property and equipment                                                                224,098              256,823
                                                                                      -----------          -----------

Other assets
  Patents and trademarks, net of accumulated
    amortization of $40,968 and $29,153 in 2003
    and 2002, respectively                                                                170,280              122,095
  Deferred income tax benefit                                                                  --              228,214
  Advances to employees                                                                     3,325                4,023
  Note receivable - related party                                                          72,518               43,863
  Note receivable - stockholder                                                            91,238              104,098
                                                                                      -----------          -----------
Total other assets                                                                        337,361              502,293
                                                                                      -----------          -----------

Total assets                                                                          $ 2,019,752          $ 1,716,351
                                                                                      ===========          ===========



                                                                                           2003                 2002
                                                                                      -----------          -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                                       $   342,581          $   413,546
  Notes payable - stockholders                                                            142,719              192,500
  Accounts payable                                                                        517,580              272,168
  Accrued payroll tax withholdings                                                         78,871              131,511
  Accrued expenses other                                                                   19,079               18,261
                                                                                      -----------          -----------
Total current liabilities                                                               1,100,830            1,027,986
                                                                                      -----------          -----------



Commitments and contingencies (Note 13)



Stockholders' equity
  Common stock, $.001 par value; authorized 50,000,000 shares; issued 5,843,056 shares and outstanding 5,713,056 shares at December 31, 2003; issued and
    outstanding 5,817,956 shares at December 31, 2002                                       5,843                5,818
  Preferred stock, $.001 par value; authorized
    10,000,000 shares; none issued and outstanding                                             --                   --
  Additional paid-in capital                                                            1,249,065            1,236,217
  Treasury stock, at cost                                                                (101,400)                  --
  Accumulated deficit                                                                    (234,586)            (553,670)
                                                                                      -----------          -----------
Total stockholders' equity                                                                918,922              688,365
                                                                                      -----------          -----------



Total liabilities and stockholders' equity                                            $ 2,019,752          $ 1,716,351
                                                                                      ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002


                                                     2003                 2002
                                                 -----------          -----------
Net sales                                        $ 4,756,530          $ 2,756,193

Cost of sales                                      2,866,447            1,527,352
                                                 -----------          -----------

Gross profit                                       1,890,083            1,228,841
                                                 -----------          -----------

Operating expenses
  Selling                                            574,009              441,639
  General and administrative                         725,226              676,861
                                                 -----------          -----------
Total operating expenses                           1,299,235            1,118,500
                                                 -----------          -----------

Income from operations                               590,848              110,341
                                                 -----------          -----------

Other income (expense)
  Interest expense                                  (126,635)            (111,327)
  Interest expense - stockholder notes               (21,490)             (22,000)
  Interest income                                      2,508                1,032
  Gain on sale of assets                                  --               46,300
  Other income                                        74,450                   --
                                                 -----------          -----------
Total other income (expense)                         (71,167)             (85,995)
                                                 -----------          -----------

Income before income tax expense                     519,681               24,346

Provision for income taxes                           200,597               11,536
                                                 -----------          -----------

Net income                                       $   319,084          $    12,810
                                                 ===========          ===========

Earnings per share:
  Numerator - net income                         $   319,084          $    12,810

  Denominator - weighted average number of
    shares outstanding                             5,786,600            5,782,329
                                                 -----------          -----------

Basic and dilutive earnings per share            $      0.06          $      0.00
                                                 ===========          ===========



The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Year Ended December 31, 2003 and 2002


                                      COMMON STOCK      ADDITIONAL     TREASURY STOCK                       STOCK
                                    -----------------    PAID-IN     -------------------    ACCUMULATED  SUBSCRIPTION
                                     SHARES    AMOUNT    CAPITAL      SHARES     COST          DEFICIT    RECEIVABLE    TOTAL
                                   ---------   ------   ----------   --------   ---------   -----------  ------------   -------
Balances - December 31, 2001       5,723,956   $5,724   $1,163,444   $     --   $      --    $(566,480)   $(25,000)   $ 577,688

  Issuance of stock for cash          40,000       40       39,960         --          --           --          --       40,000

  Issuance of stock for services      54,000       54       32,813         --          --           --          --       32,867

  Collection of stock subscription
    receivable                            --       --           --         --          --           --      25,000       25,000

  Net income                              --       --           --         --          --       12,810          --       12,810
                                   ---------   ------   ----------   --------   ---------    ---------    --------    ---------

Balances - December 31, 2002       5,817,956    5,818    1,236,217         --          --     (553,670)         --      688,365

  Issuance of stock as a
    tradeshow incentive                  100       --           40         --          --           --          --           40

  Issuance of stock for services      25,000       25       12,808         --          --           --          --       12,833

  Treasury stock received in
    lawsuit settlement                    --       --           --    130,000    (101,400)          --          --     (101,400)

  Net income                              --       --           --         --          --      319,084          --      319,084
                                   ---------   ------   ----------   --------   ---------    ---------    --------    ---------

Balances - December 31, 2003       5,843,056   $5,843   $1,249,065    130,000   $(101,400)   $(234,586)   $     --    $ 918,922
                                   =========   ======   ==========   ========   =========    =========    ========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Year Ended December 31, 2003 and 2002


                                                                2003         2002
                                                             ---------    ---------
Cash flows from operating activities
  Net income                                                 $ 319,084    $  12,810
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities
      Issuance of common stock for services and incentives      12,873       32,867
      Receipt of treasury stock in lawsuit settlement         (101,400)          --
      Depreciation                                              58,810       66,897
      Amortization                                              11,815        6,434
      Imputed interest on notes receivable                      (2,333)          --
      Deferred income tax provision                            200,597       11,536
      Gain on sale of assets                                        --      (46,300)
      Changes in operating assets and liabilities
        Accounts receivable                                    (45,237)     (53,430)
        Due from factor                                        (63,885)     (39,120)
        Inventories                                           (312,585)    (181,651)
        Prepaid expenses and deferred charges                   41,597       (3,495)
        Advances to employees                                      698       (3,613)
        Accounts payable                                       245,412      191,213
        Accrued payroll tax withholdings                       (52,640)     (36,976)
        Accrued expenses other                                     818      (31,765)
                                                             ---------    ---------
Net cash provided by (used in) operating activities            313,624      (74,593)
                                                             ---------    ---------

Cash flows from investing activities
  Proceeds from sale of Summit Training
  International assets                                              --        5,000
  Purchases of property and equipment                          (26,085)     (31,301)
  Purchases of patents and trademarks                          (60,000)          --
  Advances on note receivable - related party                  (28,655)     (29,975)
  Advances on note receivable - stockholder                     (4,240)     (42,379)
  Payments received on note receivable - stockholder            17,100       41,275
                                                             ---------    ---------
Net cash used in investing activities                         (101,880)     (57,380)
                                                             ---------    ---------

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                 For the Years Ended December 31, 2003 and 2002




                                                                   2003         2002
                                                                ---------    ---------
Cash flows from financing activities
  Repayments on notes payable                                   $ (70,965)   $ (59,782)
  Advances on notes payable - stockholders                         15,000      100,000
  Repayments on notes payable - stockholders                      (64,781)     (32,500)
  Proceeds from issuance of common stock                               --       40,000
  Collection of stock subscription receivable                          --       25,000
                                                                ---------    ---------
Net cash provided by (used in) financing activities              (120,746)      72,718
                                                                ---------    ---------

Net increase (decrease) in cash                                    90,998      (59,255)

Cash - beginning of year                                           13,378       72,633
                                                                ---------    ---------

Cash - end of year                                              $ 104,376    $  13,378
                                                                =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the year for
  Interest                                                      $ 152,439    $ 131,712



The accompanying notes are an integral part of these consolidated financial statements.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

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

             In February 2001, DAC formed a wholly owned subsidiary, Summit Training International ("STI"), an Arkansas corporation. STI was formed with the primary objective of providing training to law enforcement agencies through courses, seminars and conferences. During the early part of 2002, the Company decided not to pursue further development of STI due to changes in the perceived market. In July 2002, the Company sold certain assets of STI, including its name for $50,000, which consisted of $5,000 in cash and a $45,000 note, maturing no later than eighteen (18) months from the date of the note. The Company had suspended operations of STI earlier in 2002 due to unprofitability. In connection with this sale, the Company has entered into a noncompete agreement in regards to educational or instructional services for a four year period.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of DAC Technologies Group International, Inc. and its wholly owned subsidiary, Summit Training International (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in the consolidation.

     b. REVENUE RECOGNITION - The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed and determinable, and collectibility is reasonably assured.

               Interest income associated with notes receivable is recognized in the period in which it is earned based upon the terms of the note. As such time that management would deem a note to be uncollectible, interest income would cease to be recognized. Based on management's analysis, there were no conditions that existed in the years ended December 31, 2003 and 2002 to indicate the need for the nonaccrual of interest income.

     c. CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2003 and 2002, the Company had no cash equivalents.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     d. ACCOUNTS AND NOTES RECEIVABLE - The majority of the Company's receivables are factored pursuant to a factoring agreement (Note 4). At December 31, 2003 and 2002, approximately 94% and 98% of the Company's accounts receivable, gross of the balance due to factor, were covered by this agreement. For receivables that are not covered under this agreement, the Company evaluates these customer accounts on a periodic basis and records an allowance for amounts estimated to be uncollectible. Past due status is determined based upon contractual terms. Amounts that are determined to be uncollectible are written off against this allowance when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible accounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the Company processes effectively address its exposure to doubtful accounts, changes in economy, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

     e. INVENTORIES - Inventories are stated at the lower of average cost or market. Costs include freight and applicable customs fees. The Company receives inventory from oversees at terms F.O.B. shipping point, and thereby bearing the risk of loss. During the time period prior to the time it is received in the warehouse, this inventory is classified as inventory in transit. Inventory held in the warehouse is classified as finished goods.

     f. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Depreciation expense of $58,810 and $66,897 was recognized during the years ended December 31, 2003 and 2002, respectively.

     g. PATENTS AND TRADEMARKS - Costs incurred in connection with the acquisition of patents and trademarks are capitalized and amortized over their estimated useful lives, which range from five to seventeen years.

     h. INCOME TAXES - The Company utilizes the liability method of accounting for deferred income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities as of the year-end date at the presently enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to be realized.

     i. SHIPPING AND HANDLING - All shipping and handling costs are included in selling expense in the accompanying consolidated statement of operations. These costs totaled $155,298 and $154,132 for the years ended December 31, 2003 and 2002, respectively.

     j. EARNINGS PER SHARE - Earnings per share have been calculated using the weighted average number of shares outstanding for each year. The Company has no potentially dilutive shares or options outstanding.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     k. ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     l. FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments.

     m. IMPAIRMENT OF LONG-LIVED ASSETS - Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based upon management's assessment of the impairment indicators, no impairment testing is necessary at December 31, 2003.

     n. RECLASSIFICATIONS - Certain 2002 balances in the accompanying consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


3.   INVENTORIES

     Inventories consist of:

                                               2003              2002
                                             --------          --------
         Finished Goods                      $605,941          $391,898
         Inventory in transit                 280,444           181,901
         Parts                                 22,967            22,968
                                             --------          --------

                                             $909,352          $596,767
                                             ========          ========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

4.   INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31:


                                                            2003             2002
                                                          --------          --------
      Finite lived:
         Patents, net of accumulated amortization
          of $40,968 and $29,153, respectively            $ 170,280         $122,095
                                                          =========         ========


          Aggregate amortization expense related to finite lived intangible assets was $11,815 and $6,434 for the years ended December 31, 2003 and 2002, respectively. Future finite lived intangible asset amortization expenses are as follows:

                         2004                              $ 14,021
                         2005                                13,078
                         2006                                13,078
                         2007                                12,037
                         2008                                11,762
                      Thereafter                            106,304
                                                          ---------

                                                          $ 170,280
                                                          =========


5.   DUE FROM FACTOR

          The Company factors a majority of its receivables without recourse under a credit risk factoring agreement, which is renewable annually. This agreement provides for factoring fees of .65% to 1.8% monthly, depending on the creditworthiness and location of an account (domestic or foreign). An additional fee of .25% is charged for each thirty-day period, or part thereof, when the terms of sale exceed ninety-days. Fees are calculated on the gross face value of each invoice. Additionally, this agreement provides for advances of funds on the factored receivable. Interest is charged at a greater of 7% or 1.25% above prime (5.25% at December 31, 2003) on the outstanding funds in use. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. These amounts are as follows:




                                                     2003               2002
                                                  ----------         ----------

         Accounts receivable factored             $1,565,843         $  894,179
         Amounts advanced and outstanding          1,342,814            735,035
                                                  ----------         ----------

         Due from factor                          $  223,029         $  159,144
                                                  ==========         ==========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


6.   NOTES PAYABLE



     Notes payable consist of:
                                                                     2003             2002
                                                                   --------         --------
         Note payable with a bank; interest at 7.00%;
           payable on demand or if no demand,
           November 1, 2005; collateralized by
           the Company's receivables and personal
           guarantees of the Company's major stockholders          $167,496         $180,000

         Note payable with a bank; interest at 7.00%;
           payable on demand or if no demand,
           November 12, 2005; collateralized by
           the Company's receivables and personal
           guarantees of the Company's major stockholders           137,747          149,500

         Note payable with a bank; interest at 7.00%;
           payable on demand or if no demand,
           April 30, 2006; secured by the Company's
           inventories and personal guarantees of
           the Company's major stockholders                          37,338           53,138

         Note payable with a bank; interest at
           Wall Street Journal Prime Rate (4.25% at
           December 31, 2002); payable on demand or
           if no demand is made in thirty-six
           monthly payments of principal and interest
           of $4,659 through its maturity on
           July 2, 2003; secured by the Company's
           inventories and personal guarantees of
           the Company's major stockholders                              --           30,908
                                                                   --------         --------

                                                                   $342,581         $413,546
                                                                   ========         ========



          The weighted average interest rates on short-term borrowings, including notes payable - stockholders, for the years ended December 31, 2003 and 2002 were 7.45% and 7.61%, respectively. The Company recognized interest expense of approximately $51,100 and $59,400 for the years ended December 31, 2003 and 2002, respectively, on notes payable and notes payable - stockholders.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


7.   NOTES PAYABLE - STOCKHOLDERS

          During 2003 and 2002, the Company maintained note payable agreements with certain stockholders of the Company. Borrowings and repayments under these agreements during 2003 were $15,000 and $64,781, respectively. Borrowings and repayments under these agreements during 2002 were $100,000 and $32,500, respectively. These notes bear interest at rates ranging from 6% to 10% and are payable on various dates throughout 2004. At December 31, 2003 and 2002, outstanding borrowings under these agreements totaled $142,719 and $192,500, respectively. During 2003 and 2002, the Company recognized interest expense of $21,490 and $22,000, respectively, on these notes.


8.   EQUITY

          On January 16, 2003, the Company issued 100 shares of restricted common stock as a door prize at a trade show. These shares were valued at fair value on the date of issuance.

          On April 1, 2003, the Company issued 25,000 shares of restricted common stock for services valued at $12,833.

          On September 1, 2002, the Company entered into a one year agreement with a consulting firm for services relating to strategic planning and operational assistance. As compensation for these services, the Company issued 25,000 shares of restricted common stock valued at $14,667.

          On July 7, 2002, the Company issued 25,000 shares of restricted common stock valued at $15,000 as additional interest on note payable to a stockholder. The value of these shares were recognized as interest expense over the term of note payable of ten months, which expired on May 7, 2003.

              On March 18, 2002, the Company issued 4,000 shares of restricted common stock for services valued at $3,200.

              During the first quarter of the year ended December 31, 2002, the Company issued 40,000 shares of restricted common stock at $1.00 per share.


9.   TREASURY STOCK

          In August 2000, the Company filed suit against a former manufacturer alleging breach of a manufacturing contract and seeking damages and recission of 165,000 shares of its common stock as part of the amounts which had been previously paid to the manufacturer. During 2003, a jury awarded the Company damages in the amount of $1,650,560, which included the value of the returned shares of common stock. The treasury stock was received during the year at a court-mandated value of $0.78 per share. Of the total shares, 35,000 were paid to legal counsel as consideration for legal fees. The remaining 130,000 shares are reflected as treasury stock in the accompanying balance sheet at the $0.78 per share, or $101,400. The Company is attempting to collect the remainder of the award, $1,521,860, by filing suit in October 2003 against the owners of the former manufacturer. As collection of this award is uncertain, this gain contingency has not been recorded in the accompanying consolidated statement of operations.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



10.  STOCK OPTION PLAN

          During 2000, the Company adopted the 2000 Equity Incentive Plan (the "Plan"), a non-qualified stock option plan. Under the terms of the Plan, officers, directors, employees and other individuals may be granted options to purchase the Company's common stock at exercise prices determined by the Company's Board of Directors. The terms and conditions of any options granted under the Plan, to include vesting period and restrictions or limitations on the options, will be determined by the Board of Directors. The maximum number of shares that can be granted under this Plan is one million shares of stock. At December 31, 2003, the Company had granted no options pursuant to this Plan.


11.  INCOME TAXES

          The provision for income taxes consists of:

                                      2003             2002
                                    --------         --------

         Current provision          $     --         $     --
         Deferred provision          200,597           11,536
                                    --------         --------

                                    $200,597         $ 11,536
                                    ========         ========



          Reconciliations of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

                                                             2003       2002
                                                          --------   --------

         Income taxes computed at federal
         statutory tax rate                               $176,692   $  8,278
         State tax provision, net of federal benefits       22,294      1,044
         Nondeductible expenses and other                    1,611      2,214
                                                          --------   --------

         Provision for income taxes                       $200,597   $ 11,536
                                                          ========   ========


          Temporary differences that give rise to significant deferred tax assets (liabilities) are as follows:

                                                    2003               2002
                                                 ---------          ---------

         Net operating loss carryforward         $  28,240          $ 238,611
         Allowance for doubtful accounts             2,106              2,106
         Allowance for excess inventory              6,744              6,744
         Other accrued liabilities                    (623)           (10,397)
                                                 ---------          ---------

         Net deferred tax asset                  $  36,467          $ 237,064
                                                 =========          =========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



11.  INCOME TAXES (CONT.)

          During the year ended December 31, 2003, the Company utilized $537,174 of its net operating loss carryforward to offset its current federal and state income tax liability. At December 31, 2003, the Company has a net operating loss carryforward available for federal and state income tax purposes of approximately $74,000. Unless utilized, this carryforward will begin expiring in 2021.

          During 2003, the Company received a final audit determination letter from the Internal Revenue Service which disallowed the S-Corporation status of DAC Technologies of America, Inc. As a result of this determination, net tax losses recognized by the members of DAC Technologies of America, Inc. were disallowed resulting in such losses becoming net operating losses of the Company. Based on the current tax situation of the Company, these amounts will increase the current net operating loss carryforward. However, the tax impact to be recorded by the Company is undeterminable, and accordingly, has not been recorded in the accompanying consolidated financial statements.


12.  RELATED PARTY TRANSACTIONS

          During the years ended December 31, 2003 and 2002, the Company made periodic advances to certain employees of the Company. At December 31, 2003 and 2002, the outstanding balances of advances to these individuals were $3,325 and $4,023, respectively. These advances have been classified as noncurrent in the accompanying consolidated balance sheets because repayment is not anticipated during the next year.

          At December 31, 2003 and 2002, the Company has a note receivable of $91,238 and $104,098, respectively, due from an individual, who is both an employee and a stockholder, that is due on December 31, 2004. This note is unsecured and non-interest bearing. The note receivable has been classified as noncurrent in the accompanying consolidated balance sheets because repayment is not anticipated during the next year.

          At December 31, 2003 and 2002, the Company has a note receivable of $72,518 and $43,863, respectively, due from a related party, which is owned by the individual discussed above, that is due on December 31, 2004. This note is unsecured and non-interest bearing. The note receivable has been classified as noncurrent in the accompanying consolidated balance sheets because repayment is not anticipated during the next year.

          For the year ended December 31, 2002, consulting service fees in the amount of $62,500 were paid to a related party, which is owned by the individual discussed above. The stockholder provided consulting services to the Company pursuant to a consulting agreement that terminated on May 30, 2002, which is the date that the stockholder became an employee.

          Certain stockholders of the Company have personally guaranteed the Company's outstanding borrowings with a bank at December 31, 2003 and 2002.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



13.  COMMITMENTS AND CONTINGENCIES

          The Company leased office and warehouse space under a lease that expires on January 31, 2004. The lease was converted to a month to month operating lease upon expiration. The Company also leases space from a shareholder for office space for $3,000 per month under no formal lease agreement. Total rent expense for the years ended December 31, 2003 and 2002 was $83,283 and $53,368, respectively.

          The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

          During 1998, the Company entered into an asset purchase agreement, wherein it acquired certain assets and assumed certain liabilities of DAC Technologies of America, Inc. ("DAC Arkansas") in a combination that was accounted for in a manner similar to a pooling of interest. Assets and liabilities that were not included in this transaction consisted of a receivable from a major stockholder and President, certain bridge loans, stockholder advances, an automobile, certain accounts payable, accrued commissions and accrued payroll totaling $200,488. The Company could be held liable in the event of litigation, for the outstanding balances of certain unsecured liabilities of DAC Arkansas totaling approximately $119,000. No accrual has been made for this contingency.


14.  MAJOR CUSTOMERS AND SUPPLIERS

          During the year ended December 31, 2003, the Company had aggregate sales to one customer that exceeded ten percent of total net sales. Sales to this individual customer were approximately $2,478,000. During the year ended December 31, 2002, the Company had aggregate sales to two customers that exceeded ten percent of total net sales. Sales to these individual customers were approximately $1,127,000 and $298,000, respectively. Accounts receivable related to the sales were factored without recourse (Note 5).

          During the years ended December 31, 2003 and 2002, the Company purchased 94% and 85%, respectively, of its products from one major supplier. The Company is dependent upon this supplier continuing in business and its ability to ship to the United States, but believes that it could replace this supplier, if required to, at similar quality and terms.


15.  CONCENTRATION OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers. As discussed in Note 5, the Company factors a majority of its receivables under a factoring agreement. These accounts are factored on a non-recourse basis which reduces the Company's exposure to credit risk. Approximately 94% and 98% of the Company's accounts receivable at December 31, 2003 and 2002, respectively, were factored. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers. It maintains allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company's customer base and its customer's financial resources.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


15.  CONCENTRATION OF CREDIT RISK (CONT.)

          At December 31, 2003 and at various times throughout the year, the Company maintained cash balances with financial institutions in excess of the federally insured limit.


16.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

          During the years ended December 31, 2003 and 2002, the Company operates in five primary business segments delineated by products or services. These segments are security products, gun locks, safes, non-security products and training. The accounting policies of the Company's segments are the same as those described in Note 2. The Company's long-lived assets are located in the United States and China.

          Information concerning operations in these segments of business is as follows:


                                                                       2003                2002
                                                                   -----------         -----------
      Revenues
         Security products                                         $   394,367         $   435,276
         Gun-locks                                                   1,485,253           1,144,615
         Safes                                                         565,740             853,233
         Non-security products                                       2,311,170             320,744
         Training                                                           --               2,325
                                                                   -----------         -----------

      Total                                                        $ 4,756,530         $ 2,756,193
                                                                   ===========         ===========

      Income (loss) before income tax expense (benefit)
         Security products                                         $    80,167         $    11,500
         Gun-locks                                                      93,548             (20,990)
         Safes                                                          50,759             (55,389)
         Non-security products                                         295,207              45,265
         Training                                                           --              43,960
                                                                   -----------         -----------

      Total                                                        $   519,681         $    24,346
                                                                   ===========         ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



16.  FINANCIAL INFORMATION BY BUSINESS SEGMENT (CONT.)


                                                                       2003                2002
                                                                   -----------         -----------
     Identifiable assets
       Security products
         United States                                             $   182,114         $   185,246
         China                                                          51,105              98,186
       Gun-locks
         United States                                                 271,898             309,932
         China                                                          45,483              54,553
       Safes
         United States                                                 154,368              79,318
         China                                                          14,362              16,326
       Non-security products
         United States                                                 476,613              27,704
       Corporate                                                     2,163,037           1,680,121
                                                                   -----------         -----------

     Total                                                         $ 3,358,980         $ 2,451,386
                                                                   ===========         ===========




          Molds used to manufacture the Company's security products and gun locks are located in China (See Note 1).


19.  NEW ACCOUNTING PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. A variable interest entity results from interests in an entity through ownership, contractual relationships, or other pecuniary interest. Under current accounting guidance, entities are generally consolidated by an enterprise only when it has a controlling financial interest through ownership of a majority voting interest in the entity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

         Our Company's Chief Executive Officer and Chief Financial Officer have evaluated our Company's disclosure controls and procedures within 90 days prior to the date of filing of this Annual Report on Form 10-KSB. Management believes that our Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by our Company in its periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure. As of December 31, 2003, there were no significant corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

NAME                  AGE      POSITION                             TERM
----                  ---      --------                             ----

David A. Collins      58       President, CEO, Director            2003-2004

Robert C. Goodwin     47       CFO/Director                        2003-2004


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


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

         Section 16(a) of the Exchange Act requires the Company"s directors, executive officers and persons who own more than 10% of the Company"s Common Stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company"s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2003, all Reporting Persons complied with all applicable filing requirements except as follows: Each of the following Reporting Persons failed to timely file:

          Form 4: David Collins-one transaction filed late
          Form 5: David Collins-one transaction filed late

          The Company is not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE


                      ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
  ------------------------------------------------------------ -----------------------------------------------------
                                                 Awards Payouts
  -----------------------------------------------------------------------------------------------------------------
                                                                            Securities
                                                                            Underlying
      Name & Principal                     Other Annual      Restricted       Options/                  All Other
          Position          Year   Bonus   Compensation     Stock Awards       SAR's     LTIP Payouts  Compensation
  ------------------------- ------ ------- -------------- ----------------- ------------ ------------- ------------
         Robert C.
        Goodwin, CFO        2003              66,000
  ------------------------- ------ ------- -------------- ----------------- ------------ ------------- ------------

       David A. Collins
        Pres. CEO(1)        2003              120,000                                                    57,000
  ------------------------- ------ ------- -------------- ----------------- ------------ ------------- ------------



Board of Directors.

         Our directors do not receive cash compensation for their services as Directors.

Employment Contracts

         David A. Collins serves in the capacity of Chairman and CEO under an Employment Agreement dated December 1, 2000. All other officers and employees serve at the discretion of the Board of Directors.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003 by (a) each person known by us to be the beneficial owner of five (5) percent or more of the outstanding common stock and (b) all executive officers and directors both individually and as a group. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 5,713,056 shares of common stock outstanding.

(a)      Security Ownership of Certain Beneficial Owners.


                  NAME AND ADDRESS OF       NUMBER OF SHARES          PERCENT
TITLE OF CLASS    BENEFICIAL OWNER          BENEFICIALLY OWNED        OF CLASS
--------------    ----------------          ------------------        --------
Common Stock      Dan R. Lasater            1,220,765                 21.4%
                  Little Rock, AR

Common Stock      Lasater Family Limited      298,388                  5.2%
                  Partnership
                  Little Rock, Ark.

Common Stock      David A. Collins            538,000 [1]              9.4%
                  Aventura, FL

Common Stock      Collins Childrens Trust     452,400                  7.9%
                  c/o Kimberly Talley
                   Little Rock, AR

Common Stock      Warren Overton               310,450                 5.4%
                  Little Rock, AR

--------
[1] Includes 32,000 shares owned by the Collins Family Trust. David Collins acknowledges beneficial ownership and control of the shares held in this Trust. The beneficiaries of the Collins Family Trust are Payton P. Collins and David A. Collins, Jr.


(b)      Security Ownership of Management


                  NAME AND ADDRESS OF      NUMBER OF SHARES          PERCENT
TITLE OF CLASS    BENEFICIAL OWNER         BENEFICIALLY OWNED        OF CLASS

Common Stock      Robert C. Goodwin              5,000                0.09%
                  Sherwood, AR

Common Stock      David A. Collins             538,000                9.4%
                  Aventura, FL

         There are no arrangements which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At December 31, 2003 and 2002, the Company has a non-interest bearing note receivable of $91,238 and $104,098, respectively, from David A. Collins, Chairman and CEO. This note is due December 31, 2004.

         At December 31, 2003 and 2002, the Company has a non-interest bearing note receivable of $72,518 and $43,863, respectively, from DAC Investment Group, Inc., a company owned by David A. Collins, Chairman and CEO.

         David A. Collins, Chairman and CEO, has personally guaranteed loans obtained by the Company from a local bank. The total of these loans at December 31, 2003 and 2002 was $342,581 and $413,546, respectively. Mr. Collins has also personally guaranteed repayment of funds borrowed by the Company under its factoring agreement. The amounts borrowed under this factoring agreement at December 31, 2003 and 2002 were $1,342,814 and $735,035, respectively.

         During 2003 and 2002, the Company maintained note payable agreements with Dan R. Lasater, a 10% shareholder. These notes bear interest ranging from 8% to 10% and are payable on various dates during 2004. Interest of $10,833 and $11,666 was paid on these notes during 2003 and 2002, respectively. The balance of these notes at December 31, 2003 and December 31, 2002 was $85,000 and $100,000, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         The following documents are incorporated by reference from the Registrant's Form 10-SB filed with the Securities and Exchange Commission (the "Commission") file #000-29211, on January 28, 2000.

EXHIBIT           DESCRIPTION
-------           -----------

2                 Asset Purchase Agreement
3.1               Articles of Incorporation
3.2               Bylaws
10.1              Consulting Agreement
10.2              Lease
10.3              Factoring Agreement
10.4              Employment contract of David A. Collins
23.1*             Independent Auditors' Consent
31.1*             Certification of Principal Executive Officer pursuant to
                  Rule 13a-14(a)/15d-14(a)
31.2*             Certificate of Principal Financial Officer pursuant to
                  Rule 13a-14(a)/15d-14(a)
32*               Certifications of Principal Executive Officer and Principal
                  Financial Officer pursuant to 18 U.S.C. Section 1350

-------
* Filed herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees

         The Company incurred the following fees to Moore Stephens Frost, PLC, the Company's independent auditors, for services rendered during the fiscal year ended December 31, 2003 a total of $25,526 for the audit of the Company's financial statements for fiscal 2002 and $13,024 for the review of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2003. The Company incurred the following fees to Moore Stephens Frost, PLC, the Company's independent auditors, for services rendered during the fiscal year ended December 31, 2002 a total of $17,825 for the audit of the Company's financial statements for fiscal 2001 and $1,083 for the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2002.

         Tax Fees

         The Company's Board of Directors determined that the services performed by Moore Stephens Frost, PLC, other than audit services are not incompatible with maintaining its independence. The additional fee for non audit related services was approximately $1,200 in 2003 $4,060 in 2002.

         Audit committee

         The Company does not have a standing Audit Committee of its Board of Directors.


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized DAC Technologies Group International, Inc.

                      By: /s/ David A. Collins
                          ---------------------------------------------------
                           David A. Collins, Chairman and CEO, March 29, 2004



                      By: /s/ Robert C. Goodwin
                          ---------------------------------------------------
                           Robert C. Goodwin, CFO, November March 29, 2004