Form 10QSB
period 2004-03-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2004-05-17
CIK 1102750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

        (1) YES [X] NO [ ]                    (2) YES [X ] NO [ ]

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF MAY 7, 2004, 5,713,056 SHARES OF COMMON STOCK ARE ISSUED AND OUTSTANDING.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES [ ] NO [X]

                               TABLE OF CONTENTS


PART I......................................................................3

ITEM 1.  FINANCIAL STATEMENTS...............................................3

PART F/S................................................................... 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
                  Background................................................9
                  Financial Condition and Results of Operations............11
                  Liquidity and Capital Resources..........................12
                  Trends...................................................12
                  Critical Accounting Estimates............................13

ITEM 3.  CONTROLS & PROCEDURES.............................................13

PART II ...................................................................14

ITEM 1.  LEGAL PROCEEDINGS ................................................14

ITEM 2.  CHANGES IN SECURITIES ............................................14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............15

ITEM 5.  OTHER INFORMATION ................................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................15

SIGNATURES ................................................................17

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages 4 through 7 following.

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                                 MARCH 31, 2004
                                    Unaudited




                               ASSETS

Current assets

       Cash                                                      $    60,545
       Accounts receivable, less allowance for doubtful
         accounts of $5,500                                          342,704
       Due from factor                                               105,394
       Inventories                                                 1,150,206
       Prepaid expenses and deferred charges                         108,365
       Current deferred income tax benefit                             8,227
                                                                 -----------
Total current assets                                               1,775,441
                                                                 -----------


Property and equipment

       Furniture and fixtures                                        129,846
       Molds, dies, and artwork                                      475,074
                                                                 -----------
                                                                     604,920
       Accumulated depreciation                                     (392,779)
                                                                 -----------
Net property and equipment                                           212,141
                                                                 -----------

Other assets

       Patents and trademarks, net of
       accumulated amortization of $44,591                           166,657
       Advances to employees                                           3,325
       Note receivable - related party                               106,927
       Note receivable - stockholder                                  91,238
                                                                 -----------
Total other assets                                                   368,147
                                                                 -----------

Total assets                                                     $ 2,355,729
                                                                 ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                          BALANCE SHEET (CONSOLIDATED)

                                 MARCH 31, 2004
                                    Unaudited



                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

       Notes payable                                             $   331,584
       Notes payable - stockholders                                  128,454
       Accounts payable-trade                                        747,026
       Accrued payroll tax withholdings                               85,187
       Accrued expenses-other                                         25,500
                                                                 -----------
Total current liabilities                                          1,317,751
                                                                 -----------


Stockholders' equity

       Common stock, $.001 par value; authorized
         50,000,000 shares; issued 5,843,056 shares;
         outstanding 5,713,056 shares                                  5,843
       Preferred stock, $.001 par value; authorized
         10,000,000 shares; none issued and outstanding
       Treasury stock, at cost                                      (101,400)
       Additional paid-in capital                                  1,249,065
       Retained earnings (deficit)                                  (115,530)
                                                                 -----------
Total stockholders' equity                                         1,037,978
                                                                 -----------

Total liabilities and stockholders' equity                       $ 2,355,729
                                                                 ===========

                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF OPERATIONS (CONSOLIDATED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    Unaudited



                                                                   MARCH 31, 2004                     MARCH 31, 2003
                                                                   --------------                     --------------
Net sales                                                            $ 1,337,452                       $   769,342

Cost of sales                                                            801,844                           453,746
                                                                     -----------                       -----------

Gross profit                                                             535,608                           315,596
                                                                     -----------                       -----------

Operating expenses

       Selling                                                           163,011                            90,171
       General and administrative                                        187,397                           162,883
                                                                     -----------                       -----------
Total operating expenses                                                 350,408                           253,054
                                                                     -----------                       -----------

Income from operations                                                   185,200                            62,542
                                                                     -----------                       -----------

Other income (expense)
       Interest expense                                                  (35,361)                          (27,563)
       Interest expense - stockholder notes                               (2,878)                           (4,888)
       Other income                                                          335                               795
                                                                     -----------                       -----------
         Total other income (expense)                                    (37,904)                          (31,656)
                                                                     -----------                       -----------

Income before income tax expense                                         147,296                            30,886

Provision for income taxes                                                28,240                             9,451
                                                                     -----------                       -----------

Net income                                                           $   119,056                       $    21,435
                                                                     ===========                       ===========


Numerator - net income                                               $   119,056                       $    21,435

Denominator - weighted average number of shares outstanding            5,713,056                         5,818,039
                                                                     -----------                       -----------

Basic earnings (loss) per share                                      $      0.02                       $      0.00
                                                                     ===========                       ===========


                   DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

                     STATEMENTS OF CASH FLOWS (CONSOLIDATED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    Unaudited




                                                                   MARCH 31, 2004      MARCH 31, 2003
                                                                   --------------      --------------
Cash flows from operating activities
       Net income                                                     $ 119,056           $  21,435
       Adjustments to reconcile net income to
         net cash provided by operating activities:
             Issuance of common stock for services                           --                  40
             Depreciation                                                13,589              14,453
             Amortization                                                 3,623               4,872
             Deferred income tax provision                               28,240               9,451
             Changes in operating assets and liabilities
                   Accounts receivable                                 (243,404)            (98,701)
                   Due from factor                                      117,635              79,695
                   Inventories                                         (240,854)             40,044
                   Note receivable                                       44,665                (620)
                   Advances to employees                                     --               9,050
                   Prepaid expenses                                     (67,261)            (29,526)
                   Accounts payable - trade                             229,446              19,448
                   Accrued payroll tax withholdings                       6,316             (13,432)
                   Accrued expenses other                                 6,421              (1,940)
                                                                      ---------           ---------
Net cash provided by operating activities                                17,472              54,269
                                                                      ---------           ---------

Cash flows from investing activities

       Purchases of property and equipment                               (1,632)             (6,209)
       Advances on note receivable - related party                      (34,409)
                                                                      ---------           ---------
Net cash used in investing activities                                   (36,041)             (6,209)
                                                                      ---------           ---------

Cash flows from financing activities

       Repayments on notes payable                                      (10,997)            (26,086)
       Repayments on notes payable - stockholders                       (14,265)                 --
                                                                      ---------           ---------
Net cash used in financing activities                                   (25,262)            (26,086)
                                                                      ---------           ---------


Increase (decrease) in cash                                             (43,831)             21,974

Cash - beginning of period                                              104,376              13,378
                                                                      ---------           ---------

Cash - end of period                                                  $  60,545           $  35,352
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

                  Unaudited interim financial statements - The accompanying financial statements of the Company for the three months ended March 31, 2004 and 2003 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company's December 31, 2003 audited financial statements included in the Company's Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

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

(a)      SUMMARY

The first quarter of 2004 has seen a significant improvement in sales and profits over the comparable quarter for 2003, and the 2004 sales and profits are expected to continue to exceed those for 2003 for the remainder of the year. Net sales for the first quarter of $1,337,452 is a 74% increase over the first quarter of 2003. More importantly, net income for the quarter of $119,056 represents a 455% increase over the prior year.

         The increase in sales is primarily due to our line of GunMaster gun cleaning kits. During the first quarter, the Company introduced over thirty new items in this line, with favorable responses both from trade show demonstrations and as evidenced by increased orders. The Company expects continued increases in future sales orders particularly as the hunting seasons approach (typically the fall and winter) and the new items are rolled out.

         Six of the new gun cleaning kits will be added as permanent module items in Wal Mart in July. In addition, the Company's Deluxe Universal Gun Cleaning Kit (Model # UGC 76W), which has been in half of the Wal Mart stores, will be added as permanent items in all stores. The Company has also added a number of large, national sporting goods distributors and retailers to its customer base. With the addition of these new customers and the new items going into Wal Mart, the Company expects to meet or exceed its projected gross sales for 2004 of $8,000,000. There, however, can be no assurance that these expectations, while considered reasonable by the Company, will be met.

         DETAILS

         We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. We have placed particular emphasis on OEM gun manufacturers, gun cleaning kits and gun accessories. In particular, our products consist of gun locks, trigger locks, gun cleaning and accessory items, security safes, specialty safes, personal protection devices and items for the health care industry.

          A significant portion of our business is with mass market retailers such as Wal Mart, Walgreens and Kmart, as well as OEM gun manufacturers. With the addition of our "Gunmaster" gun cleaning kits, we have increased our business with sporting goods retailers and distributors.

THE COMPANY'S BUSINESS PLAN AND STRATEGY FOR GROWTH FOCUSES ON:

                  o increased penetration of our existing markets, particularly in the gun cleaning and accessories market
                  o development of new products for the sporting goods market
                  o identify and develop new markets for gun cleaning kits, i.e. government, law enforcement and military
                  o adoption of new technologies for safety and security product
                  o        Adoption of new product lines
                  o identification and recruitment of effective manufacturer's representatives to actively market these products on a national and international basis
                  o        aggressive cost containment

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

                  A) GUN SAFETY. We market ten (10) different gun safety locks and five security and specialty safes. The lock's composition range from plastic to steel, keyed trigger locks to cable locks. The security safes are of heavy duty, all steel construction and are designed for firearms, jewelry and other valuables. Nine of the Company's gun locks and three safes have been certified for sale consistent with the standards set out by the State of California. These standards have been adopted by other states and by a variety of gun manufacturers.

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

(b)      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the three months ended March 31, 2004, the Company had net income of $119,056 on net sales of $1,337,452, as compared to net income of $21,435 on net sales of $769,342 for the same period in 2003.

         The increase in net income of $97,621, or 455% was mainly due to the increase in sales. The increase in net sales of $568,110 represents a 74% increase over the same three month period of 2003. The Company's line of Gunmaster gun cleaning kits, a new product line rolled out in the second quarter of 2003, accounted $772,184 of our net sales or for 136% of the net sales increase, whiles sales of other products decreased by $186,074.

         Gross profit for the three months ended March 31, 2004 was $535,608 as compared to $315,596 for the prior year, an increase of $220,012, or 70%. Gross margin percentages remained virtually unchanged at 40%/41%.

         Operating expenses for the three months ended March 31, 2004 were $350,408 as compared to $253,054 for the prior year. This is an increase of $97,354, or 38% over 2003. This increase is primarily related to an increase in sales commissions resulting from the increased sales described above, and approximately $15,000 paid in consulting fees relating to the promotion of the Company by financial services firms. These arrangements were not subject to long-term contract and may be terminated at any time by either party.

         Income from operations increased from $62,542 in 2003 to $185,200 in 2004, an increase of 196%. Due to the fact that the Company has been profitable for eight consecutive quarters, the Company's overall financial condition has improved significantly since December 31, 2002.

At March 31, 2004, the Company had net working capital of $457,690 as compared to net working capital of $125,275 at March 31, 2003. In addition, the Company's total assets have increased from $1,715,816 to $2,355,729, and stockholders' equity has increased from $709,840 to $1,037,978 from March 31, 2003 to 2004.


(c) LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of cash is funds from our operations. Our cash position as of March 31, 2004 was $60,545. Net cash generated from operating activities in the three-month period ended March 31, 2004 was $17,472 compared to an operating cash generation of $54,269 in the three months ended March 31, 2003.

         We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc., if necessary. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. As of March 31, 2004, our factor had advanced us $516,141. The Company has engaged Keane & Co., Inc., an investment banker as its placement agent in connection with a private equity raise of $1.7 million. The offering is scheduled to close in mid-June 2004.

(d) TRENDS

         As we have discussed in previous reports, handgun safety remains a major concern, and interest to the American public, particularly in light of the accidental and intentional shootings involving children. The focus continues to be one of gun safety rather than legislative attempts to ban guns. Gun safety issues have been moving from the federal level to the state level through the introduction of mandatory gun lock legislation. The Company, with developed products that address preventive handgun safety, anticipates that it will be in a position to benefit from this trend, although this, of course, cannot be guaranteed. We believe that the continued focus on handgun safety, the use of gun locks by law enforcement agencies, the litigation aimed at gun manufacturers and corresponding about-face regarding gun safety locks begun by Smith & Wesson, as well as the gun legislation will hopefully enhance our product line revenues.

         Moreover, the tragic terrorist attack against the United States on September 11, 2001, continues to have many Americans concerned about their personal security. As a result, many people are purchasing firearms to maintain for home defense purposes. While they are purchasing handguns, many are also concerned with the safe storage of the firearm in the home and want to purchase affordable gun safes to increase security.

         The State of Maryland has passed legislation to require gun manufacturers to incorporate safety devices similar to the Company's products into all handguns sold. The State of California enacted legislation to establish performance standards for "firearm Safety devices," "lock- boxes," and "safes". These standards permit an attack on the gun lock or safe with hand tools, such as hammers, screwdrivers, electric drills, screw and hack saws. This legislation requires manufacturers to have their products tested by an independent testing laboratory in order to be listed as an approved device. This testing has resulted in significant expenditures to the company. We anticipate that similar standards will be adopted throughout the United States in the next few years.

(e) CRITICAL ACCOUNTING ESTIMATES

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

ITEM 3 CONTROLS AND PROCEDURES

         Our Company's Chief Executive Officer and Chief Financial Officer have evaluated our Company's disclosure controls and procedures within 90 days prior to the date of filing of this Quarterly Report on Form 10-QSB. Management believes that our Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by our Company in its periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure. As of March 31, 2004, there were no significant corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II


ITEM 1.  LEGAL PROCEEDINGS

         We were the plaintiff against our former manufacturer SKIT International, Ltd. and Uni- Skit Technologies, Inc. which alleged breach of a manufacturing contract which required defendants to manufacture certain of our products with the range of "competitive pricing", a defined term. We sought damages and recission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants denied the allegations and counterclaimed for an outstanding balance of $182,625, for recission of the manufacturing agreement and for damage to its business reputation.

                  In August of 2003, this suit went to trial before a twelve member jury in the Circuit Court of Pulaski County, Arkansas. The jury awarded the Company damages in the amount of $1,650,560, which includes the value of the returned shares of stock previously issued to the defendants. In addition, all counterclaims of the defendants were dismissed. Pursuant to an order of the Court, the shares issued to the defendants have been cancelled and reissued to the Company. We have not yet been successful in collecting the damage award, thus it has not been provided for in the Company's financial statements, with the exception of the return of the shares of common stock into the Company's treasury.

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

                  Subsequent to the Arkansas action, Mr. Legal instituted against the Company in August, 2001, alleging failure by the Company and its officers to permit the sale of his shares of the Company, which were the same shares that were the subject of the Arkansas action. A Motion to Dismiss was filed and granted. In February 2003, Legal filed an amended complaint, alleging that the Company failed to honor his request to sell the shares. The Company has filed a motion to dismiss or abate the Amended Complaint due to the decision and pendency of the Arkansas appeal.

ITEM 2. CHANGES IN SECURITIES

                  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.


ITEM 5. OTHER INFORMATION

                  On March 11, 2004, the Company engaged Keane & Co., Inc., an investment banking firm located in New York City to raise a maximum $1.7 million with a minimum of $500,000. The unit offering, which consists of the Company's common stock and warrants, is scheduled to close on or before June 15, 2004. The proceeds of the offering will be applied for debt reduction, product development, working capital and receivable financing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

                  No Form 8K was filed during this reporting period. The following documents required by Item 601 of Regulation S-B are incorporated by reference from Registrant's Form 10SB filed with the Securities and Exchange Commission (the "Commission"), File No. 000-29211, on January 28, 2000:

                  Exhibit         Description
                  -------         -----------

                     2            Asset Purchase Agreement

                     3(i)         Articles of Incorporation

                     3(ii)        By-laws

                  Exhibits required by Item 601 of Regulation S-B attached:

                  Exhibit         Description
                  -------         -----------
                     10           Placement Agent Agreement
                                  Lease Agreement-Amendment

                     31.1         Certification of David A. Collins Pursuant to
                                  Section 302 of the Sarbanes-Oxley Act of 2002.

                     31.2 Certification of Robert C. Goodwin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                     32.1 Certification of David A. Collins Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

                     32.2 Certification of Robert C. Goodwin Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

                                      DAC Technologies Group International, Inc.



                                      By: /s/ David A. Collins
                                          --------------------------------------
                                          David A. Collins, Chairman and CEO



                                      By: /s/ Robert C. Goodwin
                                          --------------------------------------
                                          Robert C. Goodwin, CFO,

May 17, 2004