Form 10QSB
period 2004-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2004-08-16
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

Commission File Number 000-29211

DAC Technologies Group International, Inc.

(Name of Small Business Issuer in its charter)

Florida	65-0847852

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Westpark Drive #2 Little Rock, AR	72204

(Address of principal executive offices)	(Zip Code)

(501) 661-9100
(Issuer’s telephone number)

     Check whether the Issuer (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of August 4, 2004, 6,180,864 shares of Common Stock are issued and outstanding.

     Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

     Our financial statements are contained in pages 4 through 9 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Balance Sheet (Consolidated)

June 30, 2004
Unaudited

2004
Assets

Current assets
Cash	$812,927
Accounts receivable, less allowance for doubtful accounts of $5,500	324,419
Due from factor	169,099
Inventories	1,659,440
Prepaid expenses and deferred charges	92,034
Current deferred income tax benefit	76,500

Total current assets	3,134,419

Property and equipment
Furniture and fixtures	136,346
Leasehold improvements	19,760
Molds, dies, and artwork	476,386

632,492
Accumulated depreciation	(407,661)

Net property and equipment	224,831

Other assets
Patents and trademarks, net of accumulated amortization of $48,213	163,035
Advances to employees	3,325
Deposits	1,435
Note receivable — related party	106,927
Note receivable — stockholder	90,465

Total other assets	365,187

Total assets	$3,724,437

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Balance Sheet (Consolidated)

June 30, 2004
Unaudited

2004
Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$319,095
Notes payable — stockholders	108,776
Accounts payable — trade	1,186,172
Accrued payroll tax withholdings	92,084
Accrued expenses — other	27,708

Total current liabilities	1,733,835

Long-term liabilities
Deferred tax liability	46,300

Total liabilities	1,780,135

Stockholders’ equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued 6,310,864 shares; outstanding 6,180,864 shares	6,311
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Treasury stock, at cost	(101,400)
Additional paid-in capital	1,962,753
Retained earnings (deficit)	76,638

Total stockholders’ equity	1,944,302

Total liabilities and stockholders’ equity	$3,724,437

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Statements of Operations (Consolidated)

For The Six Months Ended June 30, 2004 and 2003
Unaudited

	2004	2003
Net sales	$2,957,521	$1,686,542

Cost of sales	1,802,328	1,007,631

Gross profit	1,155,193	678,911

Operating expenses
Selling	367,058	196,880
General and administrative	402,770	350,350

Total operating expenses	769,828	547,230

Income from operations	385,365	131,681

Other income (expense)
Interest expense	(62,690)	(48,250)
Interest expense — stockholder notes	(5,519)	(14,025)
Other income	335	1,477

Total other income (expense)	(67,874)	(60,798)

Income before income tax expense	317,491	70,883

Income tax provision	6,267	24,166

Net income	$311,224	$46,717

Numerator — net income	$311,224	$46,717

Denominator — weighted average number of shares outstanding	5,728,478	5,830,479

Basic earnings per share	$0.05	$0.01

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Statements of Operations (Consolidated)

For The Three Months Ended June 30, 2004 and 2003
Unaudited

	2004	2003
Net sales	$1,620,069	$917,200

Cost of sales	1,000,485	553,885

Gross profit	619,584	363,315

Operating expenses
Selling	204,046	106,709
General and administrative	215,373	187,468

Total operating expenses	419,419	294,177

Income from operations	200,165	69,138

Other income (expense)
Interest expense	(27,329)	(24,812)
Interest expense — stockholder notes	(2,641)	(5,012)
Other income	0	683

Total other income (expense)	(29,970)	(29,141)

Income before income tax expense	170,195	39,997

Income tax provision (benefit)	(21,973)	14,715

Net income	$192,168	$25,282

Numerator — net income	$192,168	$25,282

Denominator — weighted average number of shares outstanding	5,743,900	5,842,781

Basic earnings per share	$0.03	$0.00

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Statements of Cash Flows (Consolidated)

For the Six Months Ended June 30, 2004 and 2003
Unaudited

	2004	2003
Cash flows from operating activities
Net income	$311,224	$46,717
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for services	—	12,873
Depreciation	28,471	29,141
Amortization	7,245	9,744
Imputed interest on note receivable	(335)	(1,303)
Deferred income tax provision	6,267	24,166
Changes in operating assets and liabilities
Accounts receivable	(225,119)	(31,245)
Due from factor	53,930	53,159
Inventories	(750,088)	(2,564)
Deposits	(1,435)
Prepaid expenses	(50,930)	(3,585)
Accounts payable — trade	668,592	(42,299)
Accrued payroll tax withholdings	13,213	(21,334)
Accrued expenses other	8,629	(4,012)

Net cash provided by operating activities	69,664	69,458

Cash flows from investing activities
Purchases of property and equipment	(29,204)	(7,636)
Payments on note receivable	45,000	—
Advances on note receivable — related party	(34,409)	(28,655)
Payments on note receivable — stockholder	773	10,000
Advances to employees	—	(1,970)

Net cash used in investing activities	(17,840)	(28,261)

Cash flows from financing activities
Issuance of common stock	714,156	—
Repayments on notes payable	(23,486)	(43,620)
Repayments on notes payable — stockholders	(33,943)	(7,225)

Net cash provided by (used) in financing activities	656,727	(50,845)

Increase (decrease) in cash	708,551	(9,648)

Cash — beginning of period	104,376	13,378

Cash — end of period	$812,927	$3,730

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Statements of Cash Flows (Consolidated)

For the Three Months Ended June 30, 2004 and 2003
Unaudited

	2004	2003
Cash flows from operating activities
Net income	$192,168	$25,282
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for services	—	12,833
Depreciation	14,882	14,688
Amortization	3,622	4,872
Imputed interest on note receivable	—	(683)
Deferred income tax provision	(21,973)	14,715
Changes in operating assets and liabilities
Accounts receivable	18,285	56,105
Due from factor	(63,705)	(33,005)
Inventories	(509,234)	(42,608)
Deposits	(1,435)
Prepaid expenses	16,331	25,941
Accounts payable — trade	439,146	(61,747)
Accrued payroll tax withholdings	6,897	(7,902)
Accrued expenses other	2,208	(2,072)

Net cash provided by operating activities	97,192	6,419

Cash flows from investing activities
Purchases of property and equipment	(27,572)	(1,427)
Payments on note receivable — stockholder	773	(10,835)
Advances to employees	—	(1,020)

Net cash used in investing activities	(26,799)	(13,282)

Cash flows from financing activities
Issuance of common stock	714,156	—
Repayments (advances) on notes payable	(12,489)	(17,534)
Repayments on notes payable — stockholders	(19,678)	(7,225)

Net cash provided by (used) in financing activities	681,989	(24,759)

Increase (decrease) in cash	752,382	(31,622)

Cash — beginning of period	60,545	35,352

Cash — end of period	$812,927	$3,730

PART F/S

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO FINANCIAL STATEMENTS

•	Nature of Business

     DAC Technologies Group International, Inc. (the “Company”), a Florida corporation, is in the business of developing, manufacturing and marketing various consumer products, patented and unpatented, which are designed to provide security for the consumer and their property. These products include gun locks and other gun accessories such as gun cleaning kits. In addition, the Company has developed a wide range of security and non-security products for the home, automobile and individual. The majority of the Company’s products are manufactured and imported from mainland China and are shipped to the Company’s central warehouse facility in Little Rock, Arkansas. These products, along with other items manufactured in the United States, are sold primarily to mass merchants and sporting goods retailers throughout the United States and international locations.

•	Organization and Summary of Significant Accounting Policies

     Organization and basis of presentation — The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.

     Unaudited interim financial statements — The accompanying financial statements of the Company as of and for the six months ended June 30, 2004 and 2003 and for the three months ended June 30, 2004 and 2003 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company’s December 31, 2003 audited financial statements included in the Company’s Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

•	Equity Transactions

     On March 11, 2004, the Company engaged Keane Securities Co., Inc., our placement agent, to raise a maximum of $1.7 million with a minimum of $500,000 through a private placement offering of the Company’s common stock. The offering closed on June 29, 2004, and raised approximately $800,000 before issuance costs. A total of 467,808 shares of common stock were sold at a price of $1.71 per share. In addition to the shares, investors were also issued 233,904 warrants, and our placement agent was issued 160,000 warrants, which upon collective exercise, will enable the warrant holders to purchase an additional 393,904 shares at a price of $2.57 per share. These warrants were not included in a computation of diluted net earnings per share, as the effect would have been antidilutive.

•	Income Taxes

During 2003, the Company received a final audit determination letter from the Internal Revenue Service which disallowed the S-Corporation status of DAC Technologies of America, Inc., the predecessor to the Company. As a result of this determination, net tax losses recognized by the members of DAC Technologies of America, Inc. were disallowed resulting in such losses inuring to the Company and as such, becoming additional net operating losses. Previously, the tax impact to be recorded by the Company based on this event had been undeterminable. However, during the second quarter of 2004, the amount of these net tax losses was computed to be $420,634. Pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the full effect of these net operating losses have been recorded in the second quarter. These net operating losses have been offset by the utilization expected by 2004 net income earned through June 30, 2004, resulting in a net increase in net income of $21,973 for the three months ended June 30, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10QSB for any forward_looking statements made by, or on behalf of, the Company. Forward_looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward_looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward_looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

     Factors that could cause actual results to differ from expectations include, without limitation:

•	achieving planned revenue and profit growth in each of the Company’s business units;

•	renewal of purchase orders consistent with past experience;

•	increasing price, products and services competition;

•	emergence of new competitors or consolidation of existing competitors;

•	the timing of orders and shipments;

•	continuing availability of appropriate raw materials and manufacturing relationships;

•	maintaining and improving current product mix;

•	changes in customer requirements and in the volume of sales to principal customers;

•	changes in governmental regulations in the various geographical regions where the Company operates;

•	general economic and political conditions,

•	attracting and retaining qualified key employees;

•	the ability of the Company to control manufacturing and operating costs; and

•	continued availability of financing, and financial resources on the terms required to support the Company’s future business strategies.

     In evaluating these statements, you should consider various factors, including those summarized above, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

(a) Summary

     Sales and profits continue to improve significantly over 2003 figures. For the six months ended June 30, 2004, net sales and net income were $2,957,521 and $311,224, respectively. These figures represent increases of 75% and 566%, respectively, over the same six month period in 2003.

     In June 2004, the Company shipped six of the new GunMaster gun cleaning kits to Wal-Mart as permanent additions to the gun accessory module. Daily reorders for all of the Company’s items in this module have more than tripled in July and August over second quarter levels. As of the first week in August 2004, the Wal Mart retail sales derived from GunMaster gun cleaning kits have exceeded the Company’s expectations, even though the new module has not been set in all the Wal Mart stores. As the Wal Mart stores continue to come on line, the Company expects retail sales at Wal Mart to increase significantly. In addition to Wal Mart, our gun cleaning accessories also are offered by other retail chains and distributors.

     In June 2004, the Company completed a private placement offering of its common stock, which raised a total of $800,000 of which sum $714,156 was net to the Company. The Company has used approximately $375,000 of these proceeds to reduce its outstanding debt. The remaining funds will be used for new product development or possible acquisitions. The Company continues to explore through its attorneys and engineers the possibility of entry into the less than lethal electronic standoff device (ESD) market, as well as other new products, to complement its existing product line for the sporting goods and hunting markets.

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

     A significant portion of our business is with mass market retailers such as Wal Mart, and Kmart, as well as OEM gun manufacturers. With the addition of our “Gunmaster” gun cleaning kits, we continue to increase our business with sporting goods retailers and distributors.

The Company’s business plan and strategy for growth focuses on:

•	increased penetration of our existing markets, particularly in the gun cleaning and accessories market

•	development of new products for the sporting goods market

•	identify and develop new markets for gun cleaning kits, i.e. government, law enforcement and military

•	adoption of new technologies for safety and security products and adoption of new product lines

•	identification and recruitment of effective manufacturer’s representatives to actively market these products on a national and international basis

•	aggressive cost containment

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

     Our products can be grouped into four main categories: (a) gun safety, (b) gun maintenance, (c) personal security and (d) non-security products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer our products with the assistance of our Chinese and domestic manufacturers, who are responsible for the tooling, manufacture and packaging of our products.

(A)	Gun Safety. We market ten (10) different gun safety locks and five security and specialty safes. The gun lock’s composition range from plastic to steel, keyed trigger locks to cable locks. The security safes are of heavy duty, all steel construction and are designed for firearms, jewelry and other valuables. Nine of the Company’s gun locks and three safes have been certified for sale consistent with the standards set out by the State of California. These standards have been adopted by others states and by a variety of gun manufacturers.

(B)	Gun Maintenance. We market over thirty-five different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed.

(C)	Personal Security. We market over seven (7) different electronic security devices designed to protect the person, as well as pepper spray and tear gas.

(D)	Non-Security Products. We market two licensed products, the Clampit Cupholder and Plateholder. We also market through Wal-Mart and other customers nationwide, the Sportsman’s Lighter, a windproof, water resistant, refillable butane lighter.

     We are in the process of improving and redesigning our website (www.dactec.com). All of our products will be available via e-commerce on this new site. Our web site is intended to be the only direct link by the Company to the retail market.

(b) Financial Condition and Results of Operations

Financial Condition

     As a result of the Company’s continued increases in profits, as well as the $800,000 raised from the private placement offering, the Company’s financial condition is improved greatly as of June 30, 2004 as compared to June 30, 2003. A summary of significant items is presented below:

	June 30, 2004	June 30, 2003	$Increase
Cash	$812,927	$3,730	$809,197
Inventories	$1,659,440	$599,331	$1,060,109
Total current assets	$3,134,419	$933,125	$2,201,294
Total current liabilities	$1,733,835	$909,496	$824,339
Net working capital	$1,400,584	$23,629	$1,376,955
Total assets	$3,724,437	$1,657,451	$2,066,986
Stockholders’ equity	$1,944,302	$747,955	$1,196,347

     The increase in cash is primarily related to the net proceeds from the private placement offering of $714,156.

     The increase in inventories is due to the inventory requirements for the expected increases in sales during the third quarter of 2004. This increase in inventories is also directly responsible for the increase in current liabilities.

     The increase in stockholders’ equity is due to increased profitability since June 30, 2003, and the net proceeds from the offering.

Results of Operations

Summary

     A summary of the significant operating items for both the six month and three month periods ended June 30, 2004 as compared to the same periods in 2003 is summarized below:

	Six Months Ended June 30, 2004 and 2003
	6/30/2004	6/30/2003	Increase	% Increase
Net sales	$2,957,521	$1,686,542	$1,270,979	75%
Gross profit	$1,155,193	$678,911	$476,282	70%
Operating expenses	$769,828	$547,230	$222,598	41%
Net income	$311,224	$46,717	$264,507	566%
Earnings per share	$0.05	$0.01	$0.04	400%

	Three Months Ended June 30, 2004 and 2003
	6/30/2004	6/30/2003	Increase	% Increase
Net sales	$1,620,069	$917,200	$702,869	77%
Gross profit	$619,584	$363,315	$256,269	71%
Operating expenses	$419,419	$294,177	$125,242	43%
Net income	$192,168	$25,282	$166,886	660%
Earnings per share	$0.03	$0.00	$0.03	N/A

Details

     The increases in sales and net income are due primarily to the Company’s GunMaster gun cleaning kits, which were not introduced until late in the second quarter of 2003. Sales of these gun cleaning kits accounted for $1,712,679 of the Company’s total sales for the six months and $792,918 for the three months ended June 30, 2004 or 58% and 49% of total sales respectively.

     Sales volume of the Company’s other major product line, gunlocks, remains stable, accounting for $862,471 of the Company’s total sales for the six months and $413,188 for the three months ended June 30, 2004, or 29% and 26% of total sales, respectively. Thus, while percentage of sales has declined for gunlocks, the dollar value has approximated that for the same periods in 2003.

     The Company’s gross margins continue to hold steady at 38% to 39%, for both the six month and three month periods ended June 30, 2004.

     The primary reason for the increase in operating expenses is the cost associated with increased sales. Variable costs directly related to sales, such as sales commissions, freight costs, insurance and warehouse labor account for 78% of the increase for the six month period and 76% for the three month period.

(c) Liquidity and Capital Resources

     Our primary source of cash are funds generated from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit or from the issuance of our equity as was recently demonstrated with our private placement. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending June 30, 2004, our factor had advanced us $931,459. We expect to reduce this sum with funds derived from the private placement.

(d) Trends

     As we have discussed in previous reports, handgun safety remains a major concern, and interest to the American public, particularly in light of the accidental and intentional shootings involving children. Moreover, the tragic terrorist attack against the United States on September 11, 2001, continues to have many Americans concerned about their personal security. As a result, many people are purchasing firearms to maintain for home defense purposes. While they are purchasing handguns, many are also concerned with the safe storage and maintenance of the firearm in the home and want to purchase affordable gun safes to increase security and cleaning kits for gun care.

     The focus continues to be one of gun safety rather than legislative attempts to ban guns possibly due to the strong gun lobby and the nature of politics. Gun safety issues have been moving from the federal level to the state level through the introduction of mandatory gun lock legislation, while those at the federal level are seemingly in accord with the approach being taken by the Consumer Products Safety Commission to set measurable standards of performance for gun locking devices. The Company, with developed products that address preventive handgun safety, anticipates that it will be in a position to benefit from this trend, although this, of course, cannot be guaranteed. We believe that the continued focus on handgun safety, the use of gun locks by law enforcement agencies, the litigation aimed at gun manufacturers and corresponding about-face regarding gun safety locks begun by Smith & Wesson, as well as the gun legislation will hopefully will enhance our product line revenues. In March 2000, Smith & Wesson entered into a legal settlement with the federal administration in which it pledged to equip its handguns with safety features on a schedule similar to the one proposed in the Maryland legislation, and specifically to put built-in locks in all of its handguns within the next few years.

     State legislation has been effective in increasing gun safety and minimizing gun violence. One way of accomplishing this is to require gun manufacturers to incorporate safety devices similar to the Company’s products into all handguns sold. The first regulation of this kind was passed by the Maryland state legislature in early April 2000. This legislation required gun manufacturers to incorporate safety devices similar to the Company’s products into all handguns sold. The State of California enacted legislation to establish performance standards for “firearm Safety devices,” “lock-boxes,” and “safes”. These standards permit an attack on the gun lock or safe with hand tools, such as hammers, screwdrivers, electric drills, screw and hack saws. This legislation requires manufacturers to have their products tested by an independent testing laboratory in order to be listed as an approved device. This testing has resulted in significant expenditures to the company. We anticipate that similar standards will be adopted throughout the United States in the next few years.

(e) Critical Accounting Estimates

     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in note 2 to the December 31, 2003 audited consolidated financial statements included in the Company’s Form 10K-SB. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgements and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Long-lived Assets. Depreciation expense is based on the estimated useful lives of the underlying property and equipment. Although the Company believes it is unlikely that any significant changes to the useful lives of its property and equipment will occur in the near term, an increase or decrease in the estimated useful lives would result in changes to depreciation expense.

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

     Patents and Trademarks. Amortization expense is based on the estimated economic useful lives of the underlying patents and trademarks. Although the Company believes it is unlikely that any significant changes to the useful lives of its patents and trademarks will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company’s future consolidated operating results.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     We were the plaintiff against our former manufacturer SKIT International, Ltd. and Uni-Skit Technologies, Inc. which alleged breach of a manufacturing contract which required defendants to manufacture certain of our products with the range of “competitive pricing”, a defined term. We sought damages and recission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants denied the allegations and counterclaimed for an outstanding balance of $182,625, for recission of the manufacturing agreement and for damage to its business reputation.

     In August of 2003, this suit went to trial before a twelve member jury in the Circuit Court of Pulaski County, Arkansas. The jury awarded the Company damages in the amount of $1,650,560, which includes the value of the returned shares of stock previously issued to the defendants. In addition, all counterclaims of the defendants were dismissed. Pursuant to an order of the Court, the shares issued to the defendants have been cancelled and reissued to the Company. We have not yet been successful in collecting the damage award, thus it has not been provided for in the Company’s financial statements, with the exception of the return of the shares of common stock into the Company’s treasury.

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

     We instituted suit along with The Collins Family Trust, our affiliate in which David Collins, our Chairman claims a beneficial interest, and DAC Technologies of America, Inc., our predecessor, against Larry Legel, our former CPA, Director and the Trustee of The Collins Family Trust. The suit, commenced in March 2001 alleged a transfer of 180,000 shares of our common stock for services which the Defendant did not provide. The suit also alleges that the Defendant breached an agreement not to sell his shares before certain private investors had recouped their investment. In October, 2002, the Arkansas Court ordered the transfer rescinded and the stock returned to David Collins. Mr. Legal has noticed the appeal of the Court’s October Order.

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

ITEM 2. CHANGES IN SECURITIES

     On March 11, 2004, the Company engaged Keane Securities Co., Inc., our placement agent, to raise a maximum of $1.7 million with a minimum of $500,000 through a private placement offering of the Company’s common stock. The offering closed on June 29, 2004, and raised $800,000. A total of 467,808 shares of common stock were sold at a price of $1.71 per share. In addition to the shares, investors were also issued 233,904 warrants, which upon exercise, will be able to purchase an additional 233,904 shares at a price of $2.57 per share. Keane Securities Co., Inc. received a $69,000 fee and was issued 160,000 warrants that allows it to purchase up to 160,000 shares of the Company’s common stock at a price of $2.57 per share. Additionally, legal expenses incurred related to the private placement were $16,844. The warrant holders have until June 28, 2009 to exercise the warrants. The shares sold in the private placement offering and those underlying the warrants are the subject of a registration rights agreement requiring the Company, at its own cost, on or before September 30, 2004, to file a Registration Statement with the SEC on Form S-3 (or any successor form to Form S-3) for a public offering covering the resale of all of the shares, which Registration Statement shall state that, in accordance with Rule 416 promulgated under the 1933 Act, such Registration Statement shall also cover such indeterminate number of additional shares of Common Stock as may become issuable upon exercise of the Warrants (i) to prevent dilution resulting from stock splits, stock dividends or similar transactions. The Company is required to use commercially reasonable efforts to cause such Registration Statement to be declared effective as soon thereafter as practicable. The effect of this private placement was to increase the issued and outstanding shares by 8% (exclusive of the exercise of the warrants). The proceeds are to be used to reduce outstanding debt, effectuate product development and acquisitions, and provide additional working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No Form 8K was filed during this reporting period. The following documents required by Item 601 of Regulation S-B are incorporated by reference from Registrant’s Form 10SB filed with the Securities and Exchange Commission (the “Commission”), File No. 000_29211, on January 28, 2000:

Exhibit	Description
2	Asset Purchase Agreement

3(i)	Articles of Incorporation

3(ii)	By-laws

     Exhibits required by Item 601 of Regulation S-B attached:

Exhibit	Description
31.1	Certification of David A. Collins Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert C. Goodwin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of David A. Collins Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert C. Goodwin Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

DAC Technologies Group International, Inc.
By:	/s/ David A. Collins
David A. Collins, Chairman and CEO

By:	/s/ Robert C. Goodwin
Robert C. Goodwin, CFO,

Date: August 13, 2004