Form 10QSB
period 2004-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2004-11-15
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of November 4, 2004, 6,180,864 shares of Common Stock are issued and outstanding.

     Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

     Our financial statements are contained in pages 4 through 9 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Balance Sheet (Consolidated)

September 30, 2004
Unaudited

Assets

Current assets
Cash	$230,200
Accounts receivable, less allowance for doubtful accounts of $5,500	337,528
Due from factor	513,558
Inventories	1,952,718
Prepaid expenses and deferred charges	117,517
Current deferred income tax benefit	9,000

Total current assets	3,160,521

Property and equipment
Furniture and fixtures	145,003
Leasehold improvements	21,909
Molds, dies, and artwork	478,169

645,081
Accumulated depreciation	(423,684)

Net property and equipment	221,397

Other assets
Patents and trademarks, net of accumulated amortization of $51,836	159,412
Advances to employees	3,325
Deposits	1,435
Note receivable — related party	106,927
Note receivable — stockholder	58,771

Total other assets	329,870

Total assets	$3,711,788

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Balance Sheet (Consolidated)

September 30, 2004
Unaudited

Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$306,390
Accounts payable-trade	1,061,947
Accrued payroll tax withholdings	86,253
Accrued expenses-other	20,725
Income taxes payable	58,241

Total current liabilities	1,533,556

Long-term liabilities
Deferred tax liability	44,000

Total liabilities	1,577,556

Stockholders’ equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued 6,310,864 shares; outstanding 6,180,864 shares	6,311
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Treasury stock, at cost	(101,400)
Additional paid-in capital	1,962,753
Retained earnings (deficit)	266,568

Total stockholders’ equity	2,134,232

Total liabilities and stockholders’ equity	$3,711,788

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Statements of Operations (Consolidated)

For The Nine Months Ended September 30, 2004 and 2003
Unaudited

	2004	2003
Net sales	$5,053,397	$2,793,927

Cost of sales	3,079,983	1,664,880

Gross profit	1,973,414	1,129,047

Operating expenses
Selling	622,272	366,848
General and administrative	618,430	531,667

Total operating expenses	1,240,702	898,515

Income from operations	732,712	230,532

Other income (expense)
Interest expense	(95,851)	(77,568)
Interest expense — stockholder notes	(6,334)	(17,885)
Other income	335	76,610

Total other income (expense)	(101,850)	(18,843)

Income before income tax expense	630,862	211,689

Provision for income taxes	129,708	82,522

Net income	$501,154	$129,167

Numerator — net income	$501,154	$129,167

Denominator — weighted average number of shares outstanding	5,880,374	5,791,005

Basic earnings (loss) per share	$0.09	$0.02

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Statements of Operations (Consolidated)

For The Three Months Ended September 30, 2004 and 2003
Unaudited

	2004	2003
Net sales	$2,095,876	$1,107,385

Cost of sales	1,277,655	657,248

Gross profit	818,221	450,137

Operating expenses
Selling	255,215	169,968
General and administrative	215,659	181,317

Total operating expenses	470,874	351,285

Income from operations	347,347	98,852

Other income (expense)
Interest expense	(33,161)	(29,318)
Interest expense — stockholder notes	(815)	(3,860)
Other income	—	75,133

Total other income (expense)	(33,976)	41,955

Income before income tax expense	313,371	140,807

Provision for income taxes (benefit)	123,441	58,356

Net income	$189,930	$82,451

Numerator — net income	$189,930	$82,451

Denominator — weighted average number of shares outstanding	6,180,864	5,773,817

Basic earnings (loss) per share	$0.03	$0.01

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Statements of Cash Flows (Consolidated)

For the Nine Months Ended September 30, 2004 and 2003
Unaudited

	2004	2003
Cash flows from operating activities
Net income	$501,154	$129,167
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Issuance of common stock for services	—	12,873
Receipt of treasury stock in lawsuit settlement	—	(101,400)
Depreciation	44,494	43,642
Amortization	10,868	9,744
Imputed interest on note receivable	(335)	(1,985)
Deferred income tax provision	71,467	82,522
Changes in operating assets and liabilities
Accounts receivable	(238,228)	(115,679)
Due from factor	(290,529)	32,113
Inventories	(1,043,366)	(537,876)
Deposits	(1,435)	—
Prepaid expenses	(76,413)	28,470
Accounts payable — trade	544,367	643,156
Accrued payroll tax withholdings	7,382	(39,744)
Accrued expenses other	1,646	465
Income taxes payable	58,241	—

Net cash (used in) provided by operating activities	(410,687)	185,468

Cash flows from investing activities
Purchases of property and equipment	(41,793)	(13,710)
Purchases of patents and trademarks	—	(60,000)
Payments on note receivable	45,000	—
Advances to employees	—	698
Advances on note receivable — related party	(34,409)	(28,655)
Payments on note receivable — stockholder	32,467	10,348

Net cash provided by (used in) investing activities	1,265	(91,319)

Cash flows from financing activities
Issuance of common stock for cash	714,156	—
Repayments on notes payable	(36,191)	(60,748)
Repayments on notes payable — stockholders	(142,719)	(20,865)

Net cash provided by (used) in financing activities	535,246	(81,613)

Increase (decrease) in cash	125,824	12,536

Cash — beginning of period	104,376	13,378

Cash — end of period	$230,200	$25,914

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Statements of Cash Flows (Consolidated)

For the Three Months Ended September 30, 2004 and 2003
Unaudited

	2004	2003
Cash flows from operating activities
Net income	$189,930	$82,451
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Receipt of treasury stock in lawsuit settlement		(101,400)
Depreciation	16,023	14,501
Amortization	3,623	—
Imputed interest on note receivable	—	(682)
Deferred income tax provision	65,200	58,356
Changes in operating assets and liabilities
Accounts receivable	(13,109)	(84,434)
Due from factor	(344,459)	(21,046)
Inventories	(293,278)	(535,312)
Prepaid expenses	(25,483)	32,055
Accounts payable — trade	(124,225)	685,455
Accrued payroll tax withholdings	(5,831)	(18,410)
Accrued expenses other	(6,983)	4,476
Income taxes payable	58,241	—

Net cash (used in) provided by operating activities	(480,351)	116,010

Cash flows from investing activities
Purchases of property and equipment	(12,589)	(6,074)
Purchases of patents and trademarks	—	(60,000)
Advances to employees	—	2,668
Payments on note receivable — stockholder	31,694	348

Net cash provided by (used in) investing activities	19,105	(63,058)

Cash flows from financing activities
Repayments on notes payable	(12,705)	(17,128)
Repayments on notes payable — stockholders	(108,776)	(13,640)

Net cash provided by (used) in financing activities	(121,481)	(30,768)

Increase (decrease) in cash	(582,727)	22,184

Cash — beginning of period	812,927	3,730

Cash — end of period	$230,200	$25,914

PART F/S

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO FINANCIAL STATEMENTS

•	Nature of Business

     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. The Company’s primary business is gun safety and gun maintenance; with a target consumer base of sportsmen, hunters and outdoors men, and recreational enthusiasts. The Company’s products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. In 2003, the product line was expanded to include a line of gun cleaning kits.

     The majority of the Company’s products are manufactured and imported from mainland China and shipped to a central location in Little Rock, Arkansas for distribution. These products, along with other items manufactured in the United States, are sold primarily to mass merchants and sporting goods retailers throughout the United States and international locations.

•	Organization and Summary of Significant Accounting Policies

     Organization and basis of presentation - The Company was incorporated as a Florida corporation in July 1998, under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.

     Unaudited interim consolidated financial statements - The accompanying consolidated financial statements of the Company as of and for the nine months ended September 30, 2004 and 2003 and for the three months ended September 30, 2004 and 2003 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The significant accounting policies applied to these interim financial statements are consistent with those applied to the Company’s December 31, 2003 audited financial statements included in the Company’s Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

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

     On October 20,2004, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2, pursuant to its obligations under the Registration Rights Agreement between the Company and the aforementioned investors in the private placement. The registration statement is presently pending before the SEC.

•	Income Taxes

     During 2003, the Company received a final audit determination letter from the Internal Revenue Service which disallowed the S-Corporation status of DAC Technologies of America, Inc., the predecessor to the Company. As a result of this determination, net tax losses recognized by the members of DAC Technologies of America, Inc. were disallowed resulting in such losses inuring to the Company and as such, becoming additional net operating losses. Previously, the tax impact to be recorded by the Company based on this event had been undeterminable. However, during the second quarter of 2004, the amount of these net tax losses was determined to be $420,634. Pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the full effect of these net operating losses was recorded in the second quarter. These net operating losses have been fully utilized to offset 2004 net income earned.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

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

(a) Summary

The third quarter saw the Company continue to improve its sales and profits for 2004 over prior periods. Net sales for the third quarter, for the first time in Company history, exceeded two million dollars on a quarterly basis. The key to this success, and continued success in the future, has been management’s ability to identify, develop and bring to market new products of high quality, and at prices at or below its competition. The development of these new products, particularly the Company’s GunMaster line of gun cleaning kits in 2003, has enabled the Company to significantly increase its revenues and net income during the first nine months of 2004 over the prior year.

For the nine months ended September 30, 2004, net sales and net income were $5,053,397 and $501,154, respectively. These represent increases of 81% and 288%, respectively, over the same nine month period in 2003. Earnings per share for the nine months was nine cents per share as compared with two cents for the same period in 2003.

The fourth quarter has historically been the Company’s strongest quarter in terms of both sales and profits. Management still expects sales for 2004 to be in the $8,000,000 to $10,000,000 range with earnings in the 18 to 20 cents per share range.

We have introduced a new product in October, our GunMaster wooden tool box/workbench. This new item is currently being run as a Christmas promotion in Wal-Mart. We have also been working on our product line for 2005, and anticipate adding 20 to 30 new products to complement our existing line. These new products will be primarily additional gun cleaning kits, a line of accessories for All Terrain Vehicles and softline (cut & sew) items for the hunting accessory market.

     Details

     We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. We have placed particular emphasis on Original Equipment Manufacturers (OEM) gun manufacturers, gun cleaning kits and gun accessories. In particular, our products consist of gun locks, trigger locks, gun cleaning and accessory items, security safes, specialty safes, personal protection devices and items for the health care industry.

     A significant portion of our business is with mass market retailers such as Wal Mart and Kmart, as well as OEM gun manufacturers. With the addition of our “Gunmaster” gun cleaning kits, we continue to increase our business with sporting goods retailers and distributors.

     The Company’s business plan and strategy for growth focuses on:

•	increased penetration of our existing markets, particularly in the gun cleaning and accessories market;

•	development of new products for the sporting goods market;

•	identify and develop new markets for gun cleaning kits, i.e. government, law enforcement and military;

•	adoption of new technologies for safety and security products and adoption of new product lines;

•	identification and recruitment of effective manufacturer’s representatives to actively market these products on a national and international basis; and

•	aggressive cost containment

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

(A)	Gun Safety. We market ten (10) different gun safety locks and five security and specialty safes. The gun locks’ composition range from plastic to steel, keyed trigger locks to cable locks. The security safes are of heavy duty, all steel construction and are designed for firearms, jewelry and other valuables. Nine of the Company’s gun locks and three safes have been certified for sale consistent with the standards set out by the State of California. These standards have been adopted by other states and by a variety of gun manufacturers.

(B)	Gun Maintenance. We market over thirty-five different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed.

(C)	Personal Security. We market over seven (7) different electronic security devices designed to protect the person, as well as pepper spray and tear gas.

(D)	Non-Security Products. We market two licensed products, the Clampit Cupholder and Plateholder. We also market through Wal-Mart and other customers nationwide, the Sportsman’s’s Lighter, a windproof, water resistant, refillable butane lighter.

     Our website (www.dactec.com) has been redesigned. All of our products will be available via e-commerce on this new site. Our web site is intended to be the only direct link by the Company to the retail market.

(b) Financial Condition and Results of Operations

     Financial Condition

     The Company’s overall financial condition continues to improve greatly. A summary of significant balance sheet items as of September 30, 2004 as compared to December 31, 2003 is summarized below:

	Sept. 30, 2004	Dec. 31, 2003	$Increase
Cash	$230,200	$104,376	$125,824
Accounts receivable	$337,528	$99,300	$238,228
Due from factor	$513,558	$223,029	$290,529
Inventories	$1,952,718	$909,352	$1,043,366
Total current assets	$3,160,521	$1,458,293	$1,702,228
Total current liabilities	$1,533,556	$1,100,830	$432,726
Net working capital	$1,626,965	$357,463	$1,269,502
Total assets	$3,711,788	$2,019,752	$1,692,036
Stockholders equity	$2,134,232	$918,922	$1,215,310

     The primary reasons for the Company’s improved financial condition are the income for the nine month period ended September 30, 2004, and the net proceeds of $714,156 from the private placement of the Company’s stock in the second quarter of 2004.

     Cash, accounts receivable and due from factor are inter-related. The Company maintains a factoring agreement wherein it assigns its receivables. The Company is able to borrow against these receivables prior to their collection as a means of generating immediate cash if needed. For financial statement purposes, the Company’s total accounts receivables are reduced by the total assigned receivables. The total assigned receivables are reduced by the outstanding loan balance with the factor to arrive at “Due from factor”, which represents the net cash available to the Company upon collection of the receivables by the factor. The Company’s “Accounts receivable” therefore represent receivables that have not yet been legally assigned to the factor.

     A summary of this allocation is summarized below:

	Sept. 30, 2004	Dec. 31, 2003
Total accounts receivable	$1,874,140	$1,665,143
Assigned receivables	(1,536,612)	(1,565,843)

Net accounts receivable	$337,528	$99,300

Assigned receivables	$1,536,612	$1,565,543
Loan balance from factor	(1,023,054)	(1,342,814)

Due from factor	$513,558	$223,029

     The increase in inventories is due to our anticipated increase in sales in the fourth quarter of 2004, thereby increasing inventory requirements.

     The increase in current liabilities is directly related to the increase in inventory.

     Results of Operations: Summary.

     A summary of the significant operating items for both the nine month and three month periods ended September 30, 2004 as compared to the same periods in 2003 is summarized below:

	Nine Months Ended September 30, 2004 and 2003
	9/30/2004	9/30/2003	Increase	% Increase
Net sales	$5,053,397	$2,793,927	$2,259,470	81%
Gross profit	$1,973,414	$1,129,047	$844,367	75%
Operating expenses	$1,240,702	$898,515	$342,187	38%
Income from operations	$732,712	$230,532	$502,180	218%
Net income	$501,154	$129,167	$371,987	288%
Earnings per share	$0.09	$0.02	$0.07	350%

	Three Months Ended September 30, 2004 and 2003
	9/30/2004	9/30/2003	Increase	% Increase
Net sales	$2,095,876	$1,107,385	$988,492	89%
Gross profit	$818,221	$450,137	$368,085	82%
Operating expenses	$470,874	$351,285	$119,589	34%
Income from operations	$347,347	$98,852	$248,496	251%
Net income	$189,930	$82,451	$107,480	130%
Earnings per share	$0.03	$0.01	$0.02	200%

     Details. The increases in sales and net income are due primarily to our GunMaster gun cleaning kits. Sales of these gun cleaning kits accounted for $3,193,339 of the total sales for the nine months and $1,480,660 for the three months ended September 30, 2004, or 63% and 71% of total sales, respectively.

     Sales volume of our other major product line, gunlocks, remains stable, accounting for $1,174,824 of the total sales for the nine months and $331,394 for the three months ended September 30, 2004, or 23% and 16% of total sales, respectively.

     Gross margins for both the nine month and three month periods ended September 30, 2004 was 39%. This is down slightly from 40% and 41% for the same periods in 2003.

     The primary reason for the increases is in operating expenses is the cost associated with increased sales. Variable costs directly related to sales, such as sales commissions, freight costs, insurance and warehouse labor accounts for 66% of the increase for the nine month period and 63% for the three month period.

     In addition, we have been exploring possible acquisitions and development of products related to the less than lethal market. Expenses incurred directly related to these activities accounts for 14% and 25% of the increases in operating expenses for the nine month and three month periods, respectively.

     During the quarter ended September 30, 2003, we recorded income of $74,450 from the receipt of treasury stock awarded in our lawsuit against our former manufacturer. Adjusting net income for the net after tax effect of this one time, non-operating event, would result in an increase in net income from operations of 498% and 393% for the nine month and three month periods over the prior year.

     We have benefitted from the income tax effect of net operating losses incurred prior to 2002. As of June 30, 2004, these net operating losses have been fully utilized. Consequently, beginning in the third quarter of 2004, we will no longer receive any benefit from these prior losses.

(c) Liquidity and Capital Resources

     Our primary source of cash are funds generated from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc., or from the sale of our equity as was recently demonstrated with our private placement. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending September 30, 2004, our factor had advanced us $1,023,054.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

     We were the plaintiff against our former manufacturer SKIT International, Ltd. and Uni-Skit Technologies, Inc. which alleged breach of a manufacturing contract which required defendants to manufacture certain of our products with the range of “competitive pricing”, a defined term. We sought damages and recision of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants denied the allegations and counterclaimed for an outstanding balance of $182,625, for recision of the manufacturing agreement and for damage to its business reputation.

     In August of 2003, this suit went to trial before a twelve member jury in the Circuit Court of Pulaski County, Arkansas. The jury awarded the Company damages in the amount of $1,650,560, which includes the value of the returned shares of stock previously issued to the defendants. In addition, all counterclaims of the defendants were dismissed. Pursuant to an order of the Court, the shares issued to the defendants have been cancelled and reissued to the Company. We have not yet been successful in collecting the damage award, thus it has not been provided for in the Company’s consolidated financial statements, with the exception of the return of the shares of common stock into the Company’s treasury.

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

     Subsequent to the Arkansas action, Mr. Legal instituted against the Company in August, 2001, alleging failure by the Company and its officers to permit the sale of his shares of the Company, which were the same shares that were the subject of the Arkansas action. A Motion to Dismiss was filed and granted. In February,2003, Legal filed an amended complaint, alleging that the Company failed to honor his request to sell the shares. The Company has answered the Amended Complaint, denying the substantive allegations, and affirmatively asserts that the Amended Complaint be abated or dismissed due to the decision and pendency of the Arkansas Court’s determination.

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

     On October 20,2004, we filed a registration statement with the SEC on form SB-2, pursuant to our obligations under the Registration Rights Agreement between us and the aforementioned investors in the private placement. The registration statement is presently pending before the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

     No Form 8K was filed during this reporting period. The following documents required by Item 601 of Regulation S-B are incorporated by reference from Registrant’s Form 10SB filed with the Securities and Exchange Commission (the “Commission”), File No. 000-29211, on January 28, 2000:

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

DAC Technologies Group International, Inc.
By:	/s/ David A. Collins
David A. Collins, Chairman and CEO

By:	/s/ Robert C. Goodwin
Robert C. Goodwin, CFO,

November  , 2004