Form 10KSB
period 2004-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2005-03-30
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10K-SB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                        TO

COMMISSION FILE NUMBER 000-29211

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Florida	65-0847852

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 Westpark Dr. #2 Little Rock, AR 72204

(address of principal executive offices)(zip code)

(501) 661-9100
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:

None

Name of each exchange on which registered

Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001

          CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ☑ NO ☐

          CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. ☐

          STATE ISSUER’S REVENUES FOR ITS MOST RECENT FISCAL YEAR. $9,352,353

          STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF MARCH 15, 2005 WAS APPROXIMATELY $16,621,847.

          STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 15, 2005, 6,310,864 SHARES OF COMMON STOCK ARE ISSUED AND 6,180,864 ARE OUTSTANDING.

          DOCUMENTS INCORPORATED BY REFERENCE

          IF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE, BRIEFLY DESCRIBE THEM AND IDENTIFY THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OF THE SECURITIES ACT OF 1933 (“SECURITIES ACT”). NOT APPLICABLE.

ii

iii

UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “COMPANY,” “WE,” “US,” AND ”OUR,” REFER TO DAC
TECHNOLOGIES GROUP INTERNATIONAL, INC.

FORWARD-LOOKING STATEMENTS

     This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Sources of Capital” regarding the Company’s strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Such statements also consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, risks attending litigation and government investigation, inability to raise additional capital or find strategic partners, leverage and debt service, governmental regulation, dependence on key personnel, competition, including competition from other manufacturers of gun locks, costs and risks attending manufacturing, expansion of operations, market acceptance of the Company’s products, limited public market and liquidity, shares eligible for future sale, the Company’s common stock (“Common Stock”) being subject to penny stock regulation and other risks detailed in the Company’s filings with the United States Securities and Exchange Commission (“SEC” or “Commission”).

PART I

     ITEM 1. DESCRIPTION OF BUSINESS

(1) History and Business Development.

     We were incorporated as a Florida corporation in July 1998, under the name DAC Technologies of America, Inc. for the purpose of succeeding to the interest of DAC Technologies of America, Inc., an Arkansas corporation (“DAC Arkansas”). In September 1998, we purchased substantially all of the assets of DAC Arkansas. DAC Arkansas, formed as an Arkansas corporation in 1993, may be deemed to be a predecessor of our company. DAC Arkansas commenced operations with the manufacture of various safety products, which were eventually acquired by us. Our principal owners and management held similar positions with DAC Arkansas. We have continued the operations of DAC Arkansas without any significant changes. In July 1999, we changed our name to DAC Technologies Group International, Inc.

     We have not been involved in any bankruptcy, receivership or similar proceeding. Except as set forth herein, we have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

     Our primary business is gun safety and gun maintenance; our target consumer base is sportsmen, hunters and outdoorsmen, and recreational enthusiasts. In 2002, the American Firearms Industry, a firearms trade association, estimated that in the United States there are over 200 million firearms, 60-65 million handguns, and 60-65 million gun owners. According to the February 2000 Commerce in Firearms in The United States published by the U.S. Bureau of Alcohol, Tobacco and Firearms and the Department of Commerce, an estimated two million new, and two million second-hand handguns are sold in the United States annually. And According to the Bureau of Justice Statistics, there were 30.7 million approved (new and used) NICS firearm transactions between 2000 and 2003 .

(2) Business Plan

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

     A significant portion of our business is with the mass-market retailer Wal-Mart. However, we have been able to significantly increase our business with firearm manufacturers, as well as large sporting goods retailers and distributors. Our line of GunMaster gun cleaning kits has enabled us to establish relationships in the sporting goods market which has allowed the Company to expand its non-gun-related product line.

     The majority of our products are manufactured and imported from mainland China and shipped to a central location in Little Rock, Arkansas for distribution.

     The Company’s business plan and strategy for growth continues to focus on:

•	increased penetration of our existing markets, particularly in the gun cleaning market and accessories

•	development of new products for the sporting goods market

•	identify and develop new markets for gun cleaning kits, i.e. government, law enforcement and military

•	adoption of new technologies for safety and security products

•	adoption of new product lines

•	identification and recruitment of effective manufacturer’s representatives to actively market these products on a national and international basis

•	aggressive cost containment

     Management believes that continued growth will require the Company to continually innovate and improve its existing line of products to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners, as well as non-gun related products for our expanding sporting goods customer base.

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

(3) Products

A. Introduction.

     Our products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun locks, trigger locks, cable locks and security safes. In 2003, we introduced our line of GunMaster gun cleaning kits and accessories, and have continued expanding this line in 2004 and into 2005.

     Because of the tremendous success of the GunMaster line, the Company has placed particular emphasis on developing this product line. From the initial introduction of our gun cleaning kits in June 2003, the Company had thirty-five separate models in this product line at the end of 2004. In 2003, sales of the GunMaster gun cleaning kits totaled $1,990,000 or 42% of sales. In 2004, sales increased to $6,765,926, or 72% of sales. The Company currently has six varieties of its GunMaster gun cleaning kits carried as permanent items in the 2,900 Wal-Mart stores that carry gun accessories.

     The Company plans to add additional items to its GunMaster line in 2005. Because of the success of the GunMaster line, the Company has been able to add to its customer base a number of large sporting goods retailers and distributors such as Dick’s Sporting Goods, RSR Group, Inc., Jerry’s, AcuSport, Academy Sports and Cabela’s. The addition of these sporting goods customers has positioned the Company to expand its product line into other, non-gun related sporting goods items.

     Our products can be grouped into four main categories: (a) gun safety, (b) gun maintenance, (c) personal security, and (d) non-security products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer our products with the assistance of our Chinese and domestic manufacturers, who are responsible for the tooling, manufacture and packaging of our products.

B. Security Products

(1)	Gun Safety. We market ten (10) different gun safety locks and five security and specialty safes. The lock’s composition ranges from plastic to steel, keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Nine of the Company’s gun locks and three of the safes have been certified for sale consistent with the standards set out by the State of California. These standards have been adopted by other states and by a variety of gun manufacturers.

(2)	Gun Maintenance. We market over thirty-five (35) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed.

(3)	Personal Security. We market seven (7) different electronic security devices designed to protect the person. These include our Body Alarm, Key Alert, SWAT Steering Wheel Alarm, SWAT Talking Car Alarm, Warning Module, Glass Window Alert and Patient Alarm. We also market non-electronic security devices such as pepper spray and tear gas.

(4)	Non-security Products. We market two licensed products, the Clampit Cupholder and Plateholder. We also market through Wal-Mart and other customers nationwide, the Sportsman Lighter, a windproof, water resistant, refillable butane lighter.

(4) Manufacturing, Suppliers and Distribution.

     Through our foreign and domestic manufacturing agents, we manufacture, design and build our tooling, molds and products. Currently, at least 99% of our products, in particular our gun locks, cleaning kits, gun accessories, and security safes, are manufactured in mainland China, and the balance, in Little Rock, Arkansas and Sandwich, Illinois. We customarily develop our manufacturing through trading companies located in China. Our principal agents are Nimax and MDD Trading, Ltd., which are trading companies/agents that are responsible for locating manufacturers for our gun safety, gun cleaning kits, security safes, and electronics products. These companies typically provide us with price lists for the manufacture and tooling of our products, which we may or may not negotiate. The products are then purchased from the manufacturers by the trading companies and sold to us at marked-up costs.

     Domestically, Personal Security Products, a Little Rock, Arkansas company, manufactures our pepper spray and tear gas products, and Taico Design Products, located in Sandwich, Illinois, manufactures our Clampit Cupholder and Plateholder.

     We believe our relationships with our suppliers and manufacturers are satisfactory. Nonetheless, we are dependent upon our primary Chinese supplier continuing in business and its ability to ship to the United States, but believe that we could replace this supplier, if required to, at similar quality and terms. However, should any of the manufacturers cease providing for us, we believe they can be replaced within 30 days, without difficulty and at competitive cost, due to the numerous manufacturing facilities in China capable of manufacturing our products.

     Our administrative offices and warehouse facilities are located in Little Rock, Arkansas; our executive office is located in Miami Beach, Florida. We distribute the majority of our domestic, and certain of our international business out of our Little Rock facility. Most of our international business is shipped directly to our customers direct from the Shanghai, China location. Products are delivered to our Little Rock facility complete and ready for delivery to our customers. Countries outside the U. S. where we have a presence include: Ireland/England, France, Germany, Russia, Canada, New Zealand and Australia.

     We utilize both internal sales personnel and commissioned independent sales representatives. We have increased our sales promotions and sales development activities to provide assistance to the independent sales representatives through the use of brochures, product samples and demonstration products. Our web site, www.dactec.com, will serve both as a marketing tool and a platform from which we will be able to provide various support services for our independent sales representatives. We have added e-commerce capability to our web site. We also utilize trade shows, both on a regional and national level to promote our products and to attract qualified sales representatives.

     Our management attempts to maintain sufficient inventory levels to meet customer’s demands, but there can be no assurance that we will be successful in doing so. Turnaround time from the date we place an order with our manufacturers until the product is received in our distribution center is normally between four to six weeks. This quick turnaround time allows us to maintain minimum inventory levels. However, since we outsource our manufacturing, a good portion of which is done in China, it is difficult to predict the efficiency of our vendors. Outsourcing to a foreign country also subjects our manufacturing to the risk of political instability, currency fluctuation and reliability. See, “Risk Factors.”

(5) Competition

     We operate in a very competitive industry, dominated by national and international companies with well-established brands, all of whom are better capitalized, have more experience in our industry and have established varying degrees of consumer loyalty. There are no assurances we will ever be successful in establishing our brands or penetrating our target markets. Our products compete with other competitors’ gun cleaning kits, lock boxes, trigger locks, cable locks, ring locks and the evolving smart guns. Many of these products are more widely known than the Company’s products. While we believe that our products are favorably priced to comparable products on the current market, we nevertheless expect competitors to develop and market similar products at competitive prices, possibly reducing the Company’s sales or profit margins or both. (See, “Risk Factors”)

Some of our competitors in the business sectors which we operate in are:

•	Gun Safety - Master Lock (which presently controls 60%-70% of the market), Smith & Wesson, and Shot Lock.

•	Gun Cleaning Kits - Outers and Hoppes

•	Security Safes - Sentry Safes, GunLocker and Gun Vault.

•	Personal security - competitors are varied and mostly smaller vendors.

•	Non-security products - competitors are various small and large vendors.

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

     We realize it is important to achieve brand name recognition in establishing a market share, which, in turn generates additional market share giving consumers preferences for brand names. We believe that while brand names operate effectively in mainstream product distribution, there is significant opportunity for lesser known names with specific products and solutions that appeal to consumers. The keys to our maintaining a competitive position are product design, pricing, quality of the product and the maintenance of favorable relationships with various mass merchandisers.

(6) Market and Customers.

     The ultimate users of our products include sportsmen, hunters, collectors, and law enforcement agencies. Because of the uncertain size of the potential market for our gun products and the number of competitors, we cannot state with any degree of certainty, the size of our market share. Although we sell our products both foreign and domestically, our U.S. sales account for 95% of our overall revenues.

     Although we have numerous customers, we generally sell on the basis of purchase orders, rather than fixed contracts, primarily to:

•	national retail chains Wal-Mart and Kmart (in 2004, these national chains represent 57% of sales);

•	distributors such as Dick’s Sporting Goods, RSR Group, Inc., Jerry’s Sport Center, Inc, Acu-Sport Corp., and Cabela’s Catalogue Co. (representing 23% of sales); and,

•	gun manufacturer’s such as Savage Arms, Browning, Marlin, Glock and SIG-Arms (representing 12% of sales)

     Wal-Mart is the largest national discount retailer in the United States. Prior to filing its Chapter 11 bankruptcy reorganization in January 2002, K-Mart was the country’s second largest discount retailer and the fourth largest general merchandise retailer. K-Mart continues to operate and is currently a subsidiary of Sears Holding Co.

     Demand for our gun cleaning kits has presented opportunities in the sporting goods market for our existing products and development of new products. By developing these new markets we will be able to be less dependent on our primary customers.

     While our arrangements with customers vary, we generally sell on the basis of purchase orders rather than fixed contracts. A purchase order represents a written contract to purchase a specified product(s) at a specified price. Any future orders from a particular customer would be dependant upon that customer’s ability to sell the product. Some customer’s do issue “Blanket” purchase orders, which requests delivery of a specified quantity over a specified period of time.

     Credit is extended to customers, generally on 30 or 60 day terms. Credit approval is performed by the Company’s factor. Any credit approved by the factor is on a non-recourse basis, thus there is no risk of loss due to non-payment to the Company. For any customers whose credit is not approved by the factor, the Company will make other arrangements, such as prepayment or COD (Cash on Delivery).

     The Company does have a limited warranty on most of its products, typically for one year from date of purchase. The Company does accept return of defective products, and will either replace at no charge or issue credit to the customer for the defective product. The cost to the Company for defective products in 2004 was 1% of sales.

     The Company maintains a standard price list for its customers, depending upon whether they are a distributor or a dealer. This protects our distributor customers from having to compete with the Company for our dealer customers. The Company does not set mandatory retail pricing for its customers to use.

(7) Intellectual Property.

     We believe that protection of proprietary rights to our products is important because, as we are in a highly competitive market, a patent provides us with a competitive advantage by limiting or eliminating similarly designed competitive products. To this end, we have obtained U.S. patents on certain of our products as follows:

Model	Patent No.	Expiration

TVP095 Trigger Lock	Des. 375,342	2009
SWA 03 SWAT Steering Wheel Alarm	Des. 365,774	2009
KAL 201 Personal Safety Alarm	Des. 355,863	2008
Key Chain Alarm	5,475,368	2008
GWA 001 Glass/Window Alarm	Des. 371,086	2009
Defense Spray and Flashlight	Des. 375,994	2009

     In addition, we have entered into licensing agreements giving us the exclusive right to sell the patented DAC Lok, a gun lock designed specifically for Glock handguns, and the Clampit Cupholder and Plateholder in the U.S., with certain minor exceptions.

     We have not to date registered or trademarked any of our product names. (See, “Risk Factor”) We rely on our patents and licensing arrangements with 3rd parties to avoid infringing on the products of others. We also use the services of patent attorneys to insure that our unlicensed and unpatented products do not infringe. We don’t patent or trademark all our products because of the cost and we have been advised by patent counsel that certain of the products are not patentable. However, the Company is currently looking at the possibility of registering the name Gunmaster.

     Depending upon the development of our business, we may also wish to develop and market products which incorporate patented or patent-pending formulations, as well as products covered by design patents or other patent applications.

     While we may seek to protect our intellectual property, in general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. See, “Risk Factors.” Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Moreover, inasmuch as we will often seek to manufacture products which are similar to those manufactured by others, it is critical for us to insure that our manufactured products do not infringe upon existing patents of others.

(8) Governmental Regulations.

     Several federal laws regulate the ownership, purchase and use of handguns, including the 1968 Gun Control Actand the Brady Bill. The Brady Bill was implemented on February 28, 1994. This law established a national five (5) business day waiting period on handgun purchases through licensed dealers. It also required local authorities to conduct background checks on handgun purchasers. As of December 1998, an amendment to the Brady Bill replaced the five (5) business-day waiting period with a national “instant” felon ID system. Dealers are required to conduct this background check on all gun purchases, not just handgun purchases. The “Assault Weapons Ban” was enacted on September 14, 1994. This bill banned the manufacture, possession, and importation of semiautomatic assault weapons for civilian use. Guns manufactured before September 14th, 1994 were grandfathered. Guns manufactured after this date (for use by the military, police, and government agencies) must be marked with the date they are manufactured. The law was allowed to expire in 2004.

     Notwithstanding these laws, there is not any federal law that requires the use of gunlocks, despite numerous attempts in Congress to pass such legislation. Most recently, on January 5, 2005, House Bill H.R 246 (Child Gun Safety and Gun Access Prevention Act of 2005) was introduced for the purpose increasing youth gun safety by raising the age of handgun eligibility and prohibiting youth from possessing semiautomatic assault weapons. The Bill, if passed into law in its present form, will make it unlawful for any licensed importer, licensed manufacturer, or licensed dealer to sell, transfer, or deliver any firearm to any person (other than a licensed importer, licensed manufacturer, or licensed dealer) unless the transferee is provided with a secure gun storage or safety device.

     Child Access Prevention (or CAP) Laws hold gun owners responsible if they leave guns easily accessible to children and a child improperly gains access to the weapon. In 1989, Florida became the first state to pass a CAP law because of increasing gun fatalities among children. The Florida law only applies if the minor gains access to a gun that was not stored securely. The law does not apply if the firearm is stored in a locked box, secured with an effective child-safety lock, or obtained by a minor through unlawful entry. Eighteen states have enacted standard CAP laws: California, Connecticut, Delaware, Florida, Hawaii, Illinois, Iowa, Maryland, Massachusetts, Minnesota, Nevada, New Hampshire, New Jersey, North Carolina, Rhode Island, Texas, Virginia, and Wisconsin.

     In addition to the 18 standard CAP laws, Kansas courts have held that gun owners may be held civilly liable for leaving guns easily accessible to children; Maine has a “child endangerment” statute that references children under 16 obtaining firearms and requires gun stores and gun shows to post signs warning gun owners that they may be prosecuted if they leave firearms where children can access them; and Montana holds adults/guardians responsible if a child under 14 possesses a firearm in public without adult supervision.

     Many CAP laws require that the guns be safely secured — this can be done easily by storing the gun in a locked box, or by attaching an effective child-safety lock. These locks can preserve quick access by the owner for self-protection in the home while preventing young children from firing the locked gun. California, Connecticut, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Rhode Island specifically require dealers to sell child-safety locks with every handgun.

     Additionally, the State of California has enacted legislation that establishes performance standards for “firearm safety devices”, “lock-boxes” and ”safes”. This legislation requires manufacturers to have their products tested by an independent testing laboratory in order to be listed as an approved device. Effective January 1, 2002, this legislation required that every firearm sold in the state be accompanied by an approved safety device. Effective January 1, 2003, the legislation was expanded in that any firearm safety device sold within the state must be approved. Our products sold in California comply with these standards.

     The fact that gun safety laws are passed by federal state, or local governments does not ensure that the demand for our products will increase.

     We have obtained the required approvals from the Federal Communications Commission for the Rf signals emitted by our remote control units used with our car alarms. Other than as stated above, we are not aware of any other required governmental approvals on any of our products.

(9) Research and Development.

     Research and development costs are expensed as incurred. We develop our products internally, utilizing the expertise of our manufacturers, input from an engineering consulting firm and input from our customers. Any R & D cost incurred by our manufacturers is passed on to us in the pricing of the tooling, molds and products. We do not pass such costs onto our customers. Because of our close relationships with our customers, we are able to determine the level of interest in a particular product before investing significant time or capital in its development. Once a potential new product is identified, we utilize the services of a patent attorney to assure that we do not infringe upon anyone’s patent rights. We also design our own packaging internally.

     Working closely with our manufacturers and engineers, a final design for a product and cost estimations are completed. If management determines that a product can be produced at competitive prices, and the interest level justifies production, we proceed with having tooling made. We own the molds and tooling for all of our gunlock products. After pre-production samples are approved, full production begins.

(10) Environmental Laws.

     We incur no costs and suffer no adverse effects by complying with environmental laws (federal, state and local).

(11) Employees.

     We currently employ eight (8) employees, all of whom are full-time: President & Chief Executive Officer, Chief Financial Officer, Vice President of Manufacturing, Salesman, receptionist/clerk, shipping manager and two full-time warehouse workers. There are no collective bargaining agreements.

(12) Reports to Security Holders.

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

(14) Certain Risk Factors.

     If we are to expand our operations, we may need additional capital. Our ability to timely expand our product operations and, in particular, the production and marketing of our products is largely dependent upon our revenues or the acquisition of additional funding. In the event that additional capital is not obtained or our revenues fall off, we may be unable to timely complete and/or implement our plans to expand our operations. While we believe we have accurately identified strategic and viable business opportunities to pursue, there is no assurance that these will become profitable operations. Technology is a rapidly developing industry and our success is dependent on, among other things, developing commercially acceptable products and pursuing the correct distribution channels. Anti-gun sentiments and a weak economy are potential risk factors, as they may inhibit consumer purchases of guns.

     Our growth program and future profitability remains uncertain. We believe that operating results will be adversely affected if start-up expenses associated with our new product lines are incurred without sufficient revenues. Moreover, future events, including unanticipated expenses or increased competition could have an adverse effect on our long-term operating margins and results of operations. Consequently, there can be no assurance that our Company’s growth program will result in an increase in the profitability of our operations.

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

     We depend on purchase orders and have no long-term contractual relationship with our customers. Our business relationship is based upon purchase orders with our customers. We have no contracts which require any of our customers to continue to purchase our products. Although we have had long-term relationships with many of our customers, there can be no assurance that such relationships will continue or that customers will continue ordering our products.

     We depend on foreign contract manufacturers for substantially all of our manufacturing requirements. During 2004 the Company purchased 98% of its products from one major supplier. The Company is dependent upon this supplier continuing in business and its ability to ship to the United States, but believes that it could replace this supplier, if required to, at similar quality and terms. We rely on contract manufacturers to procure components, assemble, and package our products. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would have an adverse effect on our business.

     In addition, the outsourcing production of our products is almost universally with non-U.S manufacturers. Our primary relationship with our foreign contract manufacturers has been accomplished through our agents located in Shanghai, China. Because our primary manufacturer is located in mainland China, we are exposed to risks of political uncertainty, including U.S. foreign trade treaties, foreign laws and currency fluctuations. While we believe there are alternative manufacturing companies available at competitive prices, any interruption in the operations of one or more of these foreign contract manufacturers or delays in their shipment of products would adversely affect our ability to meet scheduled product deliveries to our customers and as a consequence adversely impact our business.

     While we manufacture a variety of products, we rely primarily on the sale of gun cleaning kits and gun-locks as our major source of revenue. Although we sell a number of different products, we rely primarily on two products -gun cleaning kits and gun locks-which account for approximately 93% of our total revenues. Should our sales of either of these products significantly decline due to the loss of customers, or a declining market in which such customers reduce orders or request reduced prices, it could have a material adverse effect on our business.

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

     We may not be able to attract and retain the qualified personnel we need to succeed in the future. At present the success of our company is highly dependent on our chief executive officer, David A. Collins and our Chief Financial Officer, Robert Goodwin. Our future success will depend in part on our ability to attract and retain qualified personnel to manage the development and future growth of our company. There can be no assurance that we will be successful in attracting and retaining such personnel.

     We anticipate eventual state and federal gun lock legislation and regulation which may cause the Company to incur unanticipated expenses. While gun locking devices are currently not regulated under federal or most state statutes or regulations, it is likely that such devices will be regulated in the future. At the present time, the state of California has established standards for gun locks which must accompany the sale of any firearm. Other states have adopted or are considering such legislation. In an effort to develop a national standard, the firearms industry is working with the U.S. Consumer Products Safety Commission to develop reasonable performance standards for gun locks. If new laws create design specifications, it may require the Company to retool its current products to meet those specifications, thus creating additional expenses that will result in the reduction of profit. Moreover, there can be no assurances that our devices will meet the requirements of such future regulations, in which case, sales of such devices by us would be adversely affected.

     We may be adversely affected by legislation and regulation over firearms. The business of all producers and marketers of firearms and firearms parts, is subject to thousands of federal, state and local laws and governmental regulations and protocols. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. From time to time, congressional committees review proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. When such laws restrict the ownership of guns, they will have a material adverse effect on our business since our major products are gun related. Such laws, rules, regulations and protocols are subject to change. There can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

     We extend credit to our customers and should our customers default on their obligations to us, we may be subject to credit risk. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers. Approximately 87% of these trade receivables were subject to a factoring agreement. These accounts are factored on a non-recourse basis which reduces the Company’s exposure to credit risk. We also maintain allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company’s customer base and its customer’s financial resources.

     We have not to date registered or trademarked any of our product names. While we may seek to protect our intellectual property, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Among other things, it could foster more competition or create identical products sold under different labels. Moreover, inasmuch as we will often seek to manufacture products which are similar to those manufactured by others, it is critical for us to insure that our manufactured products do not infringe upon existing patents of others. Patent and other type intellectual property lawsuits are extremely expensive to prosecute or defend, and in either case success cannot be assured.

     The Company has engaged in several related-party transactions which were not effected in arms-length transaction. On occasion, we have engaged with related parties, including our chief executive officer and certain shareholders in related party transactions. These transactions include loans made by and to the Company, and were not arms-length. See, “Certain Relationships and Related Transaction” at Item 12 below. There has been no independent evaluation of the transactions, and therefore there can be no assurance that these transaction are fair to the Company.

     ITEM 2. DESCRIPTION OF PROPERTY

     Our corporate headquarters are located to 1601 Westpark Drive, Suite 2, Little Rock, Arkansas 72204. This location consists of approximately 2,000 square feet of office space and 14,000 square feet of warehouse space. All of the administrative, accounting and shipping functions are performed at this location, as well as some sales. This space is leased at a monthly rent of $5,537 for one year, and expires April 30, 2005. There are two one-year renewal options at a monthly rental of $6,436. The Company also maintains an executive office in Miami Beach, Florida at the residence of its president, David A. Collins. The Company pays a monthly office allowance to Mr. Collins, the Company’s President, of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm’s length negotiation; however, the Company has determined the arrangement to be competitive with comparable office space and secretarial support.

     ITEM 3. LEGAL PROCEEDINGS

     We were the plaintiff against our former manufacturer SKIT International, Ltd. and Uni-Skit Technologies, Inc. which alleged breach of a manufacturing contract which required defendants to manufacture certain of our products with the range of “competitive pricing,” a defined term. We sought damages and rescission of 165,000 shares of our common stock as part of the compensation paid to the defendants. The defendants denied the allegations and counterclaimed for an outstanding balance of $182,625, for rescission of the manufacturing agreement and for damage to its business reputation.

     In August of 2003, this suit went to trial before a twelve (12) member jury in the Circuit Court of Pulaski County, Arkansas. The jury awarded the Company damages in the amount of $1,650,560, which includes the value of the returned shares of stock previously issued to the defendants. In addition, all counterclaims of the defendants were dismissed. Pursuant to an order of the Court, the shares issued to the defendants have been cancelled and reissued to the Company. We have not yet been successful in collecting the damage award, thus it has not been provided for in the Company’s financial statements, with the exception of the return of the shares of common stock into the Company’s treasury.

     On October 23, 2003, the Company initiated suit, seeking unspecified damages, in the Circuit Court of Pulaski County, Arkansas against former manufacturers, Uni-Tat International, Inc., Uni-Champion Ltd., and their respective principals, Victor Lee and Arthur Yung, for common law fraud (as to Unit-Tat, Lee and Yung), breach of contract, and violation of the Deceptive Trade Practices Act, and for vicarious liability. On January 5, 2005, the Court denied our claim, on grounds that that it was barred by the statute of limitations.

     We instituted suit along with The Collins Family Trust, our affiliate in which David Collins, our Chairman claims a beneficial interest, and DAC Technologies of America, Inc., our predecessor, against Larry Legel, our former CPA, Director and the Trustee of The Collins Family Trust. The suit, commenced in March 2001 alleged a transfer of 180,000 shares of our common stock for services which the Defendant did not provide. The suit also alleges that the Defendant breached an agreement not to sell his shares before certain private investors had recouped their investment. In October, 2002, the Arkansas Court ordered the transfer rescinded and the stock returned to David Collins. Larry Legel appealed the Court’s Order and then dismissed his appeal.

     Subsequent to the Arkansas action, an amended Complaint was filed in February, 2003 in Broward County, Florida by Larry Legel and his wife, seeking damages against the Company and others for breach of duty pursuant to § 678.4011 Fla. Stat. for failing to register and transfer to him and his wife securities of the Company and the failure by the Company and its officers to permit the sale of his shares of the Company, which were the same shares that were the subject of the Arkansas action. The Court stayed the Florida action pending the Arkansas action. Upon the appeal being dismissed in the Arkansas action, Legel had the stay lifted. Thereafter, the Company filed a Counterclaim, seeking final judgments determining Legel’s lack of ownership rights over the shares in question as well as costs and attorney’s fees. Finally, an Answer was filed on October 2, 2004 in response to Legel’s Amended Complaint, wherein all allegations are denied and DAC Technologies requests a dismissal of Legel’s Complaint as well as costs and fees.

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

Quarter Ended	High	Low
March 31, 2003	$1.01	$0.51
June 30, 2003	$0.92	$0.38
September 30, 2003	$0.87	$0.47
December 31, 2003	$1.30	$0.62
March 31, 2004	$2.25	$1.09
June 30, 2004	$2.30	$1.60
September 30, 2004	$2.20	$1.51
December 31, 2004	$2.99	$1.67

     As of March 15, 2005, there were approximately 66 holders of record, excluding those held in street name, of our 6,180,864 shares of common stock outstanding.

     We have not paid a cash dividend on the common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. Although there is no restriction to pay dividends, as of the date of this registration statement, we have no present intention to declare dividends.

     We have an Equity Compensation Plan in place in order to promote the interests of the Company by enabling us to motivate, attract, and retain the services of persons upon whose judgment, efforts, and contributions the success of the Company’s business depends. The maximum number of shares that can be granted under this Plan is 1,000,000 shares of common stock.

Equity Compensation Plan Information
Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	None –none outstanding	zero –none outstanding	1,000,000
Equity compensation plans not approved by security holders	None–none outstanding	zero–none outstanding	None
Total	None	None	1,000,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

(1) Management’s Discussion and Analysis of Financial Condition and Results of Operations

     2004 Summary

     During 2004, the Company reported net income of $1,011,910 on net sales of $9,352,353, representing increases of 217% and 97%, respectively, over 2003 figures.

     This success is a direct result of the tremendous response the Company has received from its line of GunMaster gun cleaning kits. From the initial introduction of four items in 2003, this line of high quality, solid brass kits has grown to sixteen cleaning kits and rod sets by the end of 2004, as well as over forty accessory items to complement the kits. Also added in 2004 was the GunMaster wooden tool box, which has also been well received.

     The Company continues to develop and expand its GunMaster line of gun cleaning products, as well as adding products for the sporting goods, hunting and outdoorsmans markets. At the SHOT Show in January 2005, the Company introduced over thirty new products, including meat processing equipment, three new security safes and over twenty gun- cleaning items. These new products were well received at our trade shows and will begin shipping in the second quarter of 2005.

     Financial Condition

     The Company’s overall financial condition continues to improve greatly as a result of increasing profits and the raising of additional capital in a private placement during 2004.

     A summary of the significant balance sheet items is summarized below:

	2004	2003
Accounts receivable	$477,150	$99,300
Due from factor	$1,261,480	$223,029
Inventories	$1,933,112	$909,352
Notes payable-stockholders	$0	$142,719
Accounts payable-trade	$1,158,562	$517,580
Income taxes payable	$341,701	$0

Total current assets	$3,909,358	$1,458,293
Total current liabilities	$1,839,338	$1,100,830
Net working capital	$2,070,020	$357,463
Total assets	$4,467,562	$2,019,752
Stockholders equity	$2,612,724	$918,922

     Accounts receivable and Due from factor

     The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. In addition, in order to generate immediate cash flow, the Company may borrow against the assigned receivables prior to their collection and is charged interest on any such advances.

     Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due from factor represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At December 31, 2004 and 2003, these amounts are calculated as follows:

	2004	2003
Total accounts receivable	$3,669,863	$1,665,143
Less: assigned receivables	(3,192,713)	(1,565,843)

Net accounts receivables	$477,150	$99,300

Assigned receivables	$3,192,713	$1,565,843
Less: Funds advanced	(1,931,233)	(1,342,814)

Due from factor	$1,261,480	$223,029

     The increase in accounts receivable is related to the seasonal aspect of the Company’s business, as well as the increase in sales. The major portion of the Company’s sales are derived from gun cleaning kits and accessories, and sales of these items increase during the fourth quarter as most areas of the country are into the hunting season. Many of the Company’s products also experience increases in sales at the retail level during the Christmas buying season. Fourth quarter sales increased from $1,962,603 in 2003 to $4,298,955 in 2004.

     This increase in fourth quarter sales and receivables also accounts for the increase in “Due from factor” line item. While funds advanced from factor increased from $1,342,814 in 2003 to $1,931,233 in 2004, the amount of the advances as a percentage of total receivables decreased from 81% in 2003 to 53% in 2004.

     Inventories

     Inventories increased $1,023,760, or 113% from 2003 to 2004. This increase is directly related to the increase in sales and the inventory levels required to meet those sales.

     Liabilities

     During 2004, the Company paid off the notes payable to stockholders using a portion of the funds raised in the private placement of the Company’s common stock.

     Accounts payable increased $640,982, or 124% over 2003. This increase is directly related to balances owed by the Company for the increased inventory.

     During 2002 and 2003, the Company had net operating losses for tax purposes to offset its taxable income, thereby not incurring any cash outlay for income taxes. These net operating loss carry forwards were completely utilized during 2004, resulting in the Company recording a liability for income taxes in the amount of $341,701.

     Results of Operations

     Significant operating items for the past two years are summarized below:

	2004	2003
Net sales	$9,352,353	$4,756,530
Income from operations	$1,583,115	$590,848
Income before income taxes	$1,395,978	$519,681
Net income	$1,011,910	$319,084
Earnings per share	$0.17	$0.06

     The increase in 2004 net sales of $4,595,823 represents a 97% increase over 2003. Sales of the Company’s gun cleaning kits and accessories increased $4,775,059, or 240%, and accounted for 71% of the Company’s gross sales. Sales of the Company’s gun locks increased $76,066, or 5%. These increases, particularly in the sales of gun cleaning kits, are reflective of the shift in the focus of the Company’s product line.

     Operating expenses increased from $1,299,235 in 2003 to $1,901,254 in 2004. This is an increase of $602,019, or 46%. However, as a percentage of sales, operating expenses decreased from 27% to 20% of net sales. While the Company experienced increases in almost every expense category, management believes the increases were held to a minimum, based on the increase in sales. Those variable expenses that are directly related to sales levels, actually increased at a lesser rate than the increase in sales.

     Gross profit margins decreased from 40% of net sales in 2003 to 37% of net sales in 2004. This decrease was caused by two main factors. First, due to the increase in commodity prices during 2004 (particularly brass and steel), the Company experienced a price increase from its overseas manufacturers.

Second, due to increased competition in the gun cleaning market, and in an effort to increase its market share, management decided not to pass these price increases on to the Company’s customers. The Company believes this trend will continue and gross profit margins will most likely decrease slightly again in 2005.

     Liquidity and Capital Resources

     Our primarily source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short term liquidity. For the period ending December 31, 2004, our factor had advanced to us $1,931,233.

     The Company has three demand notes with a local bank. The loans bear interest at 7.00% and mature in 2005 and 2006. The collective principal balance of these loans on December 31, 2004 totaled $293,405. We believe our revenues will be sufficient to pay these obligations. If not, we will seek to refinance them or request our shareholders to pay their guarantees.

     Off-Balance Sheet Arrangements

     The Company is a party to a lease agreement for its corporate headquarters. Information pertaining to this arrangement is presented in Item 2 — Description of Property.

     The Company does not use affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring it to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

     Trends

     Handgun safety remains a major concern and interest to the American public, particularly in light of the accidental and intentional shootings involving children. Moreover, the tragic terrorist attack against the United States on September 11, 2001 continues to have many Americans concerned about their personal security. As a result, many people are purchasing firearms to maintain for home defense purposes. While they are purchasing handguns, many are also concerned with the safe storage and maintenance of the firearm in the home and want to purchase affordable gun safes to increase security and cleaning kits for gun care.

     The focus continues to be one of gun safety rather than legislative attempts to ban guns possibly due to the strong gun lobby and the nature of politics. Gun safety issues have been moving from the federal level to the state level through the introduction of mandatory gun lock legislation, while those at the federal level are seemingly in accord with the approach being taken by the Consumer Products Safety Commission to set measurable standards of performance for gun locking devices. The Company, with developed products that address preventive handgun safety, anticipates that it will be in a position to benefit from this trend, although this, of course, cannot be guaranteed. We believe that the continued focus on handgun safety, the use of gun locks by law enforcement agencies, and the litigation aimed at gun manufacturers as well as the gun legislation hopefully will enhance our product line revenues.

     State legislation has been effective in increasing gun safety and minimizing gun violence. One way of accomplishing this is to require gun manufacturers to incorporate safety devices similar to the Company’s products into all handguns sold. The first regulation of this kind was passed by the Maryland state legislature in early April 2000. This legislation required gun manufacturers to incorporate safety devices similar to the Company’s products into all handguns sold. The State of California enacted legislation to establish performance standards for “firearm safety devices”, “lock-boxes”, and “safes”. These standards prevent an attack on the gun lock or safe with hand tools, such as hammers, screwdrivers, electric drills, screw and hack saws. This legislation requires manufacturers to have their products tested by an independent testing laboratory in order to be listed as an approved device. This testing has resulted in significant expenditures to the Company. We anticipate that similar standards will be adopted throughout the United States in the next few years.

     Critical Accounting Estimates

     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in note 2 to the consolidated financial statements. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Long-lived Assets

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

     Patents and Trademarks

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

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

     ITEM 8A. CONTROLS AND PROCEDURES

     As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes during the period covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART III

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the names and ages of our executive officers and directors. Directors are typically elected at annual meetings of stockholders, and serve for the term for which they are elected and until their successors are duly elected and qualified. The Company, however, has not held an annual meeting for the election of its directors. Our officers are appointed by the board of directors and serve at the board’s discretion.

Name	Age	Position[1]	Term

David A. Collins	59	President, CEO, Director	2004-2005

Robert C. Goodwin	48	CFO/Director	2004-2005

     David A. Collins is a founder of the Company and it predecessors, and previously served as its President, CEO and Director from inception in 1993 until July 11, 2001. From July 2001 until May, 2002, Mr. Collins served as a consultant to the Company, particularly in the areas of sales and marketing. May 2002, Mr. Collins was reappointed as President, CEO and Chairman upon the resignation of James R. Pledger.

1  Our Vice-President of Manufacturing is not an executive officer.

     Robert C. Goodwin has served as the Company’s CFO since its inception in July 1998, as well as DAC Arkansas continuously since 1993. In July 1998, Mr. Goodwin was elected to the Company’s board.

     Compliance with Section 16(a) of the Securities Act of 1934

     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2004, all Reporting Persons complied with all applicable filing requirements except as follows:

     Each of the following Reporting Persons failed to timely file:

Form 4: David Collins-one transaction filed late
Form 5: David Collins-one transaction filed late
Form 4: Dan R. Lasater-one transaction filed late
Form 5: Dan R. Lasater-one transaction delinquent.

     The Company is not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Exchange Act.

     The Company at this point in time does not have a Code of Ethics but is working diligently at developing one, fitting to the Company’s needs and views.

     ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth summary information concerning the compensation received for services rendered to us during the past three (3) fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation	Long-Term Compensation

Awards Payouts

Name &	Year	Bonus	Other	Restricted	Securities	LTIP	All
Principal Position			Annual	Stock	Underlying	Payouts	Other
			Compens	Awards	Options/		Compen
			ation		SAR’s		sation

Robert C.	2004		73,500
Goodwin, CFO	2003		66,000
	2002		58,750

David A. Collins	2004		120,000				293,141
Pres. CEO(1)	2003		120,000				57,000
	2002		35,000

     Board of Directors

     Our directors do not receive compensation in any form for their services as Directors.

     Employment Contracts

     David A. Collins serves in the capacity of Chairman and CEO under a five (5) year Employment Agreement commencing December 1, 2000. This Agreement may not be terminated by the Company except for cause, defined as a felony conviction, embezzlement, or violation of the non-compete or confidentiality provisions. If cause is found, Mr. Collins will cease to receive compensation. Furthermore, Mr. Collins may terminate his agreement at any time upon 30 days advance written notice to the Company; should he elect to do so, the Company will discontinue payment of benefits, except that any stock options already granted will remain in force. Should Mr. Collins be terminated from his position with the Company, he agrees not to compete with the Company for a period of twelve (12) months following the date of termination.

     All other officers and employees serve at the discretion of the Board of Directors, and do not have employment contracts.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2005 by (a) each person known by us to be the beneficial owner of five (5) percent or more of the outstanding common stock and (b) all executive officers and directors both individually and as a group.

Included are any securities that any person or group identified has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 6,180,864 shares of common stock outstanding.

     (1) Security Ownership of Certain Beneficial Owners.

	Name and Address of	Number of Shares	Percent
Title of Class	Beneficial Owner	Beneficially Owned	of Class

Common Stock	Dan R. Lasater	926,265	15.0%
	Little Rock, AR

Common Stock	David A. Collins	500,500[1]	8.1%
	Miami Beach, FL

[1]Includes 32,000 shares owned by the Collins Family Trust. David Collins acknowledges beneficial ownership and control of the shares held in this Trust. The beneficiaries of the Collins Family Trust are Payton P. Collins and David A. Collins, Jr.

     (2) Security Ownership of Management

	Name and Address of	Number of Shares	Percent
Title of Class	Beneficial Owner	Beneficially Owned	of Class

Common Stock	Robert C. Goodwin	5,000	0.08%
	Sherwood, AR

Common Stock	David A. Collins	500,500	8.1%
	Miami Beach, FL

     There are no arrangements which may result in a change in control of the Company.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 2004 and 2003, the Company has a non-interest bearing note receivable of $98,400 and $91,238, respectively, from David A. Collins, Chairman and CEO. This note is due December 31, 2005.

This note was not negotiated in an arm’s length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.

     At December 31, 2004 and 2003, the Company has a non-interest bearing note receivable of $72,518 and $72,518, respectively, from DAC Investment and Consulting, Inc., a company wholly-owned by David A. Collins, Chairman and CEO. This note is due December 31, 2005. This note was not negotiated in an arm’s length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.

     David A. Collins, Chairman and CEO, has personally guaranteed loans obtained by the Company from a local bank. The total of these loans at December 31, 2004 and 2003 was $293,406 and $342,581, respectively. The Notes are due on various dates in 2005 and 2006. The Company intends to refinance the loans when they mature; in the event they cannot be refinanced the Company believes it will have adequate resources to pay off the loans. Mr. Collins has also personally guaranteed repayment of funds borrowed by the Company under its factoring agreement. The amounts borrowed under this factoring agreement at December 31, 2004 and 2003 were $1,931,233 and $1,342,814, respectively. Although the Company has not undertaken any independent evaluation to determine the fairness of the transaction, management believes that the terms of this transaction are at least as favorable as the terms the Company could have obtained from an unaffiliated third party.

     During 2004 and 2003, the Company maintained note payable agreements with Dan R. Lasater, a 15% shareholder. These notes had an interest ranging from 8% to 10% and were payable on various dates during 2004. The notes were retired in 2004. Interest of $7,113 and $10,833 was paid on these notes during 2004 and 2003, respectively. Although the Company has not undertaken any independent evaluation to determine the fairness of the transaction, Management believes that the terms of this transaction are at least as favorable as the terms the Company could have obtained from an unaffiliated third party.

     For the years 2003 and 2004, our Chief Executive Officer, David Collins, leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins, the Company’s President of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm’s length negotiation; however the Company has determined the arrangement to be competitive with comparable office space and secretarial support.

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     The following documents are incorporated by reference from the Registrant’s Form 10-SB filed with the Securities and Exchange Commission (the “commission”) file #000-29211, on January 28, 2000.

Exhibit	Description
2	Asset Purchase Agreement
3.1	Articles of Incorporation

3.2	Bylaws
10.1	Lease*
10.2	Factoring Agreement
10.3	Employment contract of David A. Collins*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

*   These exhibits are enclosed within this filing.

     The Company has not reported on Form 8-K this year.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The Company incurred the following fees to Moore Stephens Frost, PLC, the Company’s independent auditors, for services rendered during the fiscal year ended December 31, 2004 a total of $26,352 for the audit of the Company’s financial statements for fiscal 2003 and $27,475 for the review of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2004. The Company incurred the following fees to Moore Stephens Frost, PLC, the Company’s independent auditors, for services rendered during the fiscal year ended December 31, 2003 a total of $25,526 for the audit of the Company’s financial statements for fiscal 2002 and $13,024 for the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2003.

     Tax Fees

     The Company’s Board of Directors determined that the services performed by Moore Stephens Frost, PLC, other than audit services are not incompatible with maintaining its independence. The additional fee for non audit related services was approximately $2,830 in 2004 and $1,200 in 2003.

     Audit committee

     The Company does not have a standing Audit Committee of its Board of Directors.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized DAC Technologies Group International, Inc.

By:	/s/ David A. Collins David A. Collins, Chairman, CEO and Principal Executive Officer March 29, 2005

By:	/s/ Robert C. Goodwin Robert C. Goodwin, Principal Accounting Officer and Principal Financial Officer March 29, 2005

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

December 31, 2004 and 2003

Consolidated Financial Statements

With

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Little Rock, Arkansas

     We have audited the accompanying consolidated balance sheets of DAC Technologies Group International, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAC Technologies Group International, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Independent Registered Public Accounting Firm

Little Rock, Arkansas
March 16, 2005

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Current assets
Cash	$167,846	$104,376
Accounts receivable, less allowance for doubtful accounts of $7,500 and $5,500 in 2004 and 2003, respectively	477,150	99,300
Due from factor	1,261,480	223,029
Inventories	1,933,112	909,352
Note receivable	—	44,665
Prepaid expenses and deferred charges	60,170	41,104
Current deferred income tax benefit	9,600	36,467

Total current assets	3,909,358	1,458,293

Property and equipment
Leasehold improvements	29,049	—
Furniture and fixtures	147,010	129,847
Molds, dies, and artwork	481,481	473,441

	657,540	603,288
Accumulated depreciation	(441,176)	(379,190)

Net property and equipment	216,364	224,098

Other assets
Patents and trademarks, net of accumulated amortization of $56,446 and $40,968 in 2004 and 2003, respectively	164,662	170,280
Deposit	1,435	—
Advances to employees	4,825	3,325
Note receivable - related party	72,518	72,518
Note receivable - stockholder	98,400	91,238

Total other assets	341,840	337,361

Total assets	$4,467,562	$2,019,752

	2004	2003
Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$293,406	$342,581
Notes payable - stockholders	—	142,719
Accounts payable	1,158,562	517,580
Accrued payroll tax withholdings	22,127	78,871
Accrued expenses - other	23,542	19,079
Income taxes payable	341,701	—

Total current liabilities	1,839,338	1,100,830

Deferred income tax liability	15,500	—

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, $.001 par value; authorized 50,000,000 shares; 6,310,864 shares issued and 6,180,864 shares oustanding at December 31, 2004; 5,843,056 shares issued and 5,713,056 shares outstanding at December 31, 2003	6,311	5,843
Preferred stock, $.001 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,930,489	1,249,065
Treasury stock, at cost	(101,400)	(101,400)
Retained earnings (accumulated deficit)	777,324	(234,586)

Total stockholders’ equity	2,612,724	918,922

Total liabilities and stockholders’ equity	$4,467,562	$2,019,752

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Consolidated Statements of Income

For the Years Ended December 31, 2004 and 2003

	2004	2003
Net sales	$9,352,353	$4,756,530

Cost of sales	5,867,984	2,866,447

Gross profit	3,484,369	1,890,083

Operating expenses
Selling	1,043,537	574,009
General and administrative	857,717	725,226

Total operating expenses	1,901,254	1,299,235

Income from operations	1,583,115	590,848

Other income (expense)
Interest expense	(181,138)	(126,635)
Interest expense - stockholder notes	(6,334)	(21,490)
Interest income	335	2,508
Other income	—	74,450

Total other income (expense)	(187,137)	(71,167)

Income before income tax provision	1,395,978	519,681

Provision for income taxes	384,068	200,597

Net income	$1,011,910	$319,084

Earnings per share:
Numerator - net income	$1,011,910	$319,084

Denominator - basic weighted average number of shares outstanding	5,955,907	5,786,600

Basic earnings per share	$0.17	$0.06

Denominator - diluted weighted average number of shares outstanding	5,974,203	5,786,600

Diluted earnings per share	$0.17	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2004 and 2003

						Retained
			Additional			earnings
	Common stock		paid-in	Treasury Stock		(accumulated
	Shares	Amount	capital	Shares	Cost	deficit)	Total
Balances - December 31, 2002	5,817,956	$5,818	$1,236,217	—	$—	$(553,670)	$688,365

Issuance of stock as a tradeshow incentive	100	—	40	—	—	—	40

Issuance of stock for services	25,000	25	12,808	—	—	—	12,833

Treasury stock received in lawsuit settlement	—	—	—	130,000	(101,400)	—	(101,400)

Net income	—	—	—	—	—	319,084	319,084

Balances - December 31, 2003	5,843,056	5,843	1,249,065	130,000	(101,400)	(234,586)	918,922

Issuance of stock through private placement	467,808	468	681,424	—	—	—	681,892

Net income	—	—	—	—	—	1,011,910	1,011,910

Balances - December 31, 2004	6,310,864	$6,311	$1,930,489	130,000	$(101,400)	$777,324	$2,612,724

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities
Net income	$1,011,910	$319,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Issuance of common stock for services and incentives	—	12,873
Receipt of treasury stock in lawsuit settlement	—	(101,400)
Depreciation	61,986	58,810
Amortization	15,478	11,815
Imputed interest on notes receivable	—	(2,333)
Deferred income tax provision	42,367	200,597
Changes in operating assets and liabilities
Accounts receivable	(377,850)	(45,237)
Due from factor	(1,038,451)	(63,885)
Inventories	(1,023,760)	(312,585)
Prepaid expenses and deferred charges	(19,066)	41,597
Deposits	(1,435)	—
Advances to employees	(1,500)	698
Accounts payable	640,982	245,412
Accrued payroll tax withholdings	(56,744)	(52,640)
Accrued expenses other	4,463	818
Income taxes payable	341,701	—
Net cash provided by (used in) operating activities	(399,919)	313,624

Cash flows from investing activities
Payments received on note receivable	44,665	—
Payments received on note receivable - stockholder	—	17,100
Purchases of property and equipment	(54,252)	(26,085)
Payments for patents and trademarks	(9,860)	(60,000)
Advances on note receivable - related party	—	(28,655)
Advances on note receivable - stockholder	(7,162)	(4,240)
Net cash used in investing activities	(26,609)	(101,880)

Cash flows from financing activities
Advances on notes payable - stockholders	$—	$15,000
Payments on notes payable	(49,175)	(70,965)
Payments on notes payable - stockholders	(142,719)	(64,781)
Proceeds from issuance of common stock through private placement	681,892	—

Net cash provided by (used in) financing activities	489,998	(120,746)

Net increase in cash	63,470	90,998

Cash - beginning of year	104,376	13,378

Cash - end of year	$167,846	$104,376

Supplemental disclosure of cash flow information
Cash paid during the year for Interest	$199,723	$152,439

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

1.	Organization and Nature of Business

DAC Technologies Group International, Inc. (“DAC”) was originally incorporated under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc. DAC is in the business of developing, manufacturing and marketing various patented and unpatented consumer products that are designed to provide security for the consumer and their property. In addition, DAC has developed a wide range of security and non-security products for the home, automobile and individual. The majority of DAC’s products are manufactured and imported from mainland China and are shipped to DAC’s central warehouse facility in Little Rock, Arkansas. These products, along with other items manufactured in the United States, are sold primarily to major retail chains in the United States.

In February 2001, DAC formed a wholly owned subsidiary, Summit Training International (“STI”), an Arkansas corporation. STI was formed with the primary objective of providing training to law enforcement agencies through courses, seminars and conferences. During the early part of 2002, the Company decided not to pursue further development of STI due to changes in the perceived market. In July 2002, the Company sold certain assets of STI, including its name for $50,000, which consisted of $5,000 in cash and a $45,000 note, maturing no later than eighteen (18) months from the date of the note. The Company had suspended operations of STI earlier in 2002 due to unprofitability. In connection with this sale, the Company has entered into a noncompete agreement in regards to educational or instructional services for a four year period.

2.	Summary of Significant Accounting Policies

a.	Basis of presentation – The accompanying consolidated financial statements include the accounts of DAC Technologies Group International, Inc. and its wholly owned subsidiary, Summit Training International (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in the consolidation.

b.	Revenue recognition – The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, risk of loss has been transferred which is generally F.O.B shipping point, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

Interest income associated with notes receivable is recognized in the period in which it is earned based upon the terms of the note. As such time that management would deem a note to be uncollectible, interest income would cease to be recognized. Based on management’s analysis, there were no conditions that existed in the years ended December 31, 2004 and 2003 to indicate the need for the nonaccrual of interest income.

c.	Cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2004 and 2003, the Company had no cash equivalents.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

2.	Summary of Significant Accounting Policies (cont.)

d.	Accounts and notes receivable – The majority of the Company’s receivables are factored pursuant to a factoring agreement (Note 6). At December 31, 2004 and 2003, approximately 87% and 94%, respectively, of the Company’s accounts receivable, gross of the balance due to factor, were covered by this agreement. For receivables that are not covered under this agreement, the Company evaluates these customer accounts on a periodic basis and records an allowance for amounts estimated to be uncollectible. Past due status is determined based upon contractual terms. Amounts that are determined to be uncollectible are written off against this allowance when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible accounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the Company processes effectively address its exposure to doubtful accounts, changes in economy, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

e.	Inventories – Inventories are stated at the lower of average cost or market. Costs include freight and applicable customs fees. The Company receives inventory from overseas at terms of F.O.B. shipping point, and thereby bearing the risk of loss at that point in time. During the time period prior to the time it is received in the warehouse, this inventory is classified as inventory in transit. Inventory held in the warehouse is classified as finished goods.

f.	Property and equipment – Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following useful lives:

Leasehold improvements	3 years
Furniture and fixtures	10 years
Molds, dies and artwork	10 years

Depreciation expense of $61,986 and $58,810 was recognized during the years ended December 31, 2004 and 2003, respectively. Maintenance and repairs are charged to expense as incurred. Major additions and improvements of existing facilities are capitalized. For retirements or sales of property, the Company removes the original cost and the related accumulated depreciation from the accounts and the resulting gain or loss is reflected in other income (expense), net in the accompanying consolidated statements of operations.

g.	Patents and trademarks – Costs incurred in connection with the acquisition of patents and trademarks are capitalized and amortized over their estimated useful lives, which range from five to seventeen years.

h.	Income taxes – The Company utilizes the liability method of accounting for deferred income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities as of the year-end date at the presently enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to be realized.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

2.	Summary of Significant Accounting Policies (cont.)

i.	Shipping and handling – All shipping and handling costs are included in selling expense in the accompanying consolidated statement of operations. These costs totaled $260,221 and $155,298 for the years ended December 31, 2004 and 2003, respectively.

j.	Earnings per share – Basic earnings per share has been calculated using the weighted average number of common shares outstanding for each year. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic earnings per share and diluted earnings per share for 2004 and 2003 are as follows:

	2004	2003
Net earnings from continuing operations	$1,011,910	$319,084

Basic weighted average shares	$5,955,907	$5,786,600

Effect of dilutive securities:
Common stock warrants	18,296	—

Dilutive potential common shares	$5,974,203	$5,786,600

Net earnings per share from continuing operations:

Basic	$0.17	$0.06

Diluted	$0.17	$0.06

k.	Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l.	Fair value of financial instruments – The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

2.	Summary of Significant Accounting Policies (cont.)

m.	Impairment of long-lived assets – Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based upon management’s assessment of the impairment indicators, no impairment testing is necessary during the years ended December 31, 2004 and 2003.

n.	Impairment of intangible assets – SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and indefinite lived intangible assets no longer be amortized; however, these assets must be tested at least annually, or more frequently if impairment indicators arise, for impairment. Separate intangible assets that have finite lives are to be amortized over their useful lives. Based on management’s assessment of the existing assets, no impairment had occurred at December 31, 2004 and 2003.

o.	New accounting pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS 123(R) to its consolidated results of operations.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

3.	Variable Interest Entities

FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”), requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company held an investment, or variable interest, that for purposes of FIN 46, was evaluated and the Company determined that it was not the primary beneficiary.

The Company has a note receivable from DAC Investment and Consulting, Inc. (“DAC Investment”) of $72,518. Since 2001, DAC Investment has provided consulting and sales services to the Company. The balance of the note receivable represents the Company’s maximum exposure to loss as a result of its involvement with DAC Investment.

4.	Inventories

Inventories consist of:

	2004	2003
Finished goods	$1,055,407	$605,941
Inventory in transit	854,738	280,444
Parts	22,967	22,967

	$1,933,112	$909,352

5.	Intangible Assets

Intangible assets consisted of the following at December 31:

	2004	2003
Finite lived:
Patents and trademarks, net of accumulated amortization of $56,446 and $40,968 in 2004 and 2003, respectively	$164,662	$170,280

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

5.	Intangible Assets (cont.)

Aggregate amortization expense related to finite lived intangible assets was $15,478 and $11,815 for the years ended December 31, 2004 and 2003, respectively. Future finite lived intangible asset amortization expenses are as follows:

2005	$15,522
2006	14,667
2007	14,284
2008	14,009
2009	12,748
Thereafter	93,432

$164,662

6.	Due From Factor

The Company factors a majority of its receivables without recourse under a credit risk factoring agreement, which is renewable annually. This agreement provides for factoring fees of .65% to 1.8% monthly, depending on the creditworthiness and location of an account (domestic or foreign). An additional fee of .25% is charged for each thirty-day period, or part thereof, when the terms of sale exceed ninety-days. Fees are calculated on the gross face value of each invoice. Additionally, this agreement provides for advances of funds on the factored receivable. Interest is charged at a greater of 4% or 0.50% above prime (5.25% at December 31, 2004) on the outstanding funds in use. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. These amounts are as follows:

	2004	2003
Accounts receivable factored	$3,192,713	$1,565,843
Amounts advanced and outstanding	1,931,233	1,342,814

Due from factor	$1,261,480	$223,029

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

7.	Notes Payable

Notes payable consist of:

	2004	2003
Note payable with a bank; interest at 7.00%; payable on demand or if no demand, November 1, 2005; collateralized by the Company’s receivables and personal guarantees of the Company’s major stockholders.	$148,113	$167,496
Note payable with a bank; interest at 7.00%; payable on demand or if no demand, November 12, 2005; collateralized by the Company’s receivables and personal guarantees of the Company’s major stockholders.	121,785	137,747
Note payable with a bank; interest at 7.00%; payable on demand or if no demand, April 30, 2006; secured by the Company’s inventories and personal guarantees of the Company’s major stockholders.	23,508	37,338

	$293,406	$342,581

The weighted average interest rates on short-term borrowings, including notes payable – stockholders for the years ended December 31, 2004 and 2003 were 7.00% and 7.45%, respectively. The Company recognized interest expense of approximately $28,500 and $51,100 for the years ended December 31, 2004 and 2003, respectively, on notes payable and notes payable – stockholders.

8.	Notes Payable – Stockholders

During 2004 and 2003, the Company maintained note payable agreements with certain stockholders of the Company. Repayments under these agreements during 2004 were $142,719. Borrowings and repayments under these agreements during 2003 were $15,000 and $64,781, respectively. These notes bore interest at rates ranging from 6% to 10% and were paid off during 2004. At December 31, 2003, outstanding borrowings under these agreements totaled $142,719. During 2004 and 2003, the Company recognized interest expense of $6,334 and $21,490, respectively, on these notes.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

9.	Equity

On June 24, 2004, the Company issued 467,808 shares of common stock through private placement valued at $681,892. In addition to the shares, investors were also issued 233,904 warrants, which upon exercise, will be able to purchase an additional 233,904 shares at a price of $2.57 per share. The placement agent received a $69,000 fee and was issued 160,000 warrants that will allow it to purchase up to 160,000 shares of the Company’s common stock at a price of $2.57 per share. Additionally, legal expenses incurred related to the private placement were $16,844. The warrant holders have until June 28, 2009 to exercise the warrants.

On January 16, 2003, the Company issued 100 shares of restricted common stock as a door prize at a trade show. These shares were valued at $40 on the date of issuance.

On April 1, 2003, the Company issued 25,000 shares of restricted common stock for services valued at $12,833.

On July 7, 2002, the Company issued 25,000 shares of restricted common stock valued at $15,000 as additional interest on note payable to a stockholder. The value of these shares was recognized as interest expense over the term of note payable of ten months, which expired on May 7, 2003.

10.	Treasury Stock

In August 2000, the Company filed suit against a former manufacturer alleging breach of a manufacturing contract and seeking damages and rescission of 165,000 shares of its common stock as part of the amounts which had been previously paid to the manufacturer. During 2003, a jury awarded the Company damages in the amount of $1,650,560, which included the value of the returned shares of common stock. The treasury stock was received during the year at a court-mandated value of $0.78 per share. Of the total shares, 35,000 were paid to legal counsel as consideration for legal fees. The remaining 130,000 shares are reflected as treasury stock in the accompanying balance sheet at the $0.78 per share, or $101,400. The Company is attempting to collect the remainder of the award, $1,521,860, by filing suit in October 2003 against the owners of the former manufacturer. As collection of this award is uncertain, this gain contingency has not been recorded in the accompanying consolidated statements of operations.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

11.	Stock Option Plan

During 2000, the Company adopted the 2000 Equity Incentive Plan (the “Plan”), a non-qualified stock option plan. Under the terms of the Plan, officers, directors, employees and other individuals may be granted options to purchase the Company’s common stock at exercise prices determined by the Company’s Board of Directors. The terms and conditions of any options granted under the Plan, to include vesting period and restrictions or limitations on the options, will be determined by the Board of Directors. The maximum number of shares that can be granted under this Plan is one million shares of stock. At December 31, 2004, the Company had granted no options pursuant to this Plan.

12.	Warrants

A summary of warrant activity for 2004 is as follows:

		Weighted		Weighted
		average		average
	Number of	exercise	Warrants	exercise
	warrants	price	exercisable	price
Outstanding, December 31, 2003	—	$—	—	$—

Granted	393,304	2.57	—	—

Outstanding, December 31, 2004	393,304	$2.57	—	$—

At December 31, 2004, all warrants outstanding have an exercise price of $2.57 and expire on June 28, 2009.

13.	Income Taxes

The provisions for income taxes consist of:

	2004	2003
Current provision	$341,701	$—
Deferred provision	42,367	200,597

	$384,068	$200,597

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

13.	Income Taxes (cont.)

Reconciliations of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

	2004	2003
Income taxes computed at federal statutory tax rate	$474,633	$176,692
State tax provision, net of federal benefits	59,887	22,294
Recognition of DAC Technologies of America, Inc. net operating losses	(161,061)	—
Nondeductible expenses and other	10,609	1,611

Provision for income taxes	$384,068	$200,597

Temporary differences that give rise to significant deferred tax assets (liabilities) are as follows:

	2004	2003
Net operating loss carryforward	$—	$28,240
Allowance for doubtful accounts	2,872	2,106
Allowance for excess inventory	6,767	6,744
Accumulated tax depreciation in excess of book depreciation	(14,618)	—
Accumulated tax amortization in excess of book amortization	(878)	—
Other accrued liabilities	(43)	(623)

Net deferred tax asset (liability)	$(5,900)	$36,467

During 2003, the Company received a final audit determination letter from the Internal Revenue Service which disallowed the S-Corporation status of DAC Technologies of America, Inc. As a result of this determination, net tax losses recognized by the members of DAC Technologies of America, Inc. were disallowed resulting in such losses becoming net operating losses of the Company. Previously, the tax impact to be recorded by the Company based on this event had been undeterminable. However, during 2004, the amount of these net tax losses was determined to be $420,634. Pursuant to SFAS No. 109, “Accounting for Income Taxes”, the full effect of these net operating losses was recorded in 2004.

During the year ended December 31, 2004, the Company utilized all of these net operating losses as well as its previously recorded net operating loss carryforward in the amount of approximately $74,000 to offset its current federal and state income tax liability.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

14.	Related Party Transactions

During the years ended December 31, 2004 and 2003, the Company made periodic advances to certain employees of the Company. At December 31, 2004 and 2003, the outstanding balances of advances to these individuals were $4,825 and $3,325, respectively. These advances have been classified as noncurrent in the accompanying consolidated balance sheets because repayment is not anticipated during the next year.

At December 31, 2004 and 2003, the Company has a note receivable of $98,400 and $91,238, respectively, due from an individual, who is both an employee and a stockholder, which is due on December 31, 2005. This note is unsecured and non-interest bearing. The note receivable has been classified as noncurrent in the accompanying consolidated balance sheets because repayment is not anticipated during the next year.

At December 31, 2004 and 2003, the Company has a note receivable of $72,518 due from a related party, which is owned by the individual discussed above, that is due on December 31, 2005. This note is unsecured and non-interest bearing. The note receivable has been classified as noncurrent in the accompanying consolidated balance sheets because repayment is not anticipated during the next year.

For the years ended December 31, 2004 and 2003, consulting service fees in the amount of $60,000 were paid to a related party, which is owned by the individual discussed above. The related party provides consulting services to the Company on an ongoing basis.

Certain stockholders of the Company have personally guaranteed the Company’s outstanding borrowings with a bank at December 31, 2004 and 2003.

15.	Commitments and Contingencies

The Company leases office and warehouse space for $5,537 per month under a lease that expires on April 30, 2005. The lease agreement provides for renewal options through April 30, 2007 at a rate of $6,436 per month. The Company also leases space from a shareholder for office space for $5,500 per month, which increased from $3,000 beginning July 1, 2004, under no formal lease agreement. Total rent expense for the years ended December 31, 2004 and 2003 was $128,775 and $83,283, respectively.

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

During 1998, the Company entered into an asset purchase agreement, wherein it acquired certain assets and assumed certain liabilities of DAC Technologies of America, Inc. in a combination that was accounted for in a manner similar to a pooling of interest. Assets and liabilities that were not included in this transaction consisted of a receivable from a major stockholder and President, certain bridge loans, stockholder advances, an automobile, certain accounts payable, accrued commissions and accrued payroll totaling $200,488. The Company could be held liable in the event of litigation, for the outstanding balances of certain unsecured liabilities of DAC Technologies of America, Inc. totaling approximately $119,000. No accrual has been made for this contingency.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

16.	Major Customers and Suppliers

During the years ended December 31, 2004 and 2003, the Company had aggregate sales to one customer that exceeded ten percent of total net sales. Sales to this individual customer were approximately $5,111,000 and $2,478,000 during 2004 and 2003, respectively. Accounts receivable related to the sales were factored without recourse (Note 6).

During the years ended December 31, 2004 and 2003, the Company purchased 98% and 94%, respectively, of its products from one major supplier. The Company is dependent upon this supplier continuing in business and its ability to ship to the United States, but believes that it could replace this supplier, if required to, at similar quality and terms.

17.	Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers. As discussed in Note 6, the Company factors a majority of its receivables under a factoring agreement. These accounts are factored on a non-recourse basis which reduces the Company’s exposure to credit risk. Approximately 87% and 94% of the Company’s accounts receivable at December 31, 2004 and 2003, respectively, were factored. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers. It maintains allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company’s customer base and its customer’s financial resources.

At December 31, 2004 and at various times throughout the year, the Company maintained cash balances with financial institutions in excess of the federally insured limit.

18.	Financial Information by Business Segment

During the years ended December 31, 2004 and 2003, the Company operates in five primary business segments delineated by products or services. These segments are security products, gun locks, safes, non-security products and training. The accounting policies of the Company’s segments are the same as those described in Note 2. The Company’s long-lived assets are located in the United States and China.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

18.	Financial Information by Business Segment (cont.)

Information concerning operations in these segments of business is as follows:

	2004	2003
Revenues
Security products	$159,104	$394,367
Gun-locks	1,571,453	1,485,253
Safes	374,657	565,740
Non-security products	7,247,139	2,311,170

Total	$9,352,353	$4,756,530

Income before income tax expense
Security products	$44,806	$80,167
Gun-locks	182,661	93,548
Safes	62,454	50,759
Non-security products	1,106,057	295,207

Total	$1,395,978	$519,681

Identifiable assets
Security products
United States	$172,563	$182,114
China	53,628	51,105
Gun-locks
United States	321,109	271,898
China	36,413	45,483
Safes
United States	102,900	154,368
China	12,398	14,362
Non-security products
United States	1,474,835	476,613
Corporate	2,293,716	823,809

Total	$4,467,562	$2,019,752

Molds used to manufacture the Company’s security products and gun locks are located in China (Note 1).