Form 10QSB
period 2005-03-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2005-05-16
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT
For the transition period from ______ to ______

Commission File Number 000-29211

DAC Technologies Group International, Inc.
(Name of Small Business Issuer in its charter)

Florida	65-0847852

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Westpark Drive #2 Little Rock, AR (Address of principal executive offices)	72204 (Zip Code)

(501) 661-9100
(Issuer’s telephone number)

     Check whether the Issuer (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes   ☒   No    ☐

     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of May 2, 2005, 6,323,364 shares of Common Stock are issued and 6,193,364 are outstanding.

     Transitional Small Business Disclosure Format:   Yes   ☐   No    ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

     Our financial statements are contained in pages 4 through 7 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Balance Sheet (Consolidated)

March 31, 2005

Unaudited

Assets
Current assets
Cash	$179,308
Accounts receivable, less allowance for doubtful accounts of $7,500	550,917
Due from factor	487,204
Inventories	1,898,927
Prepaid expenses and deferred charges	140,489
Current deferred income tax benefit	9,600

Total current assets	3,266,445

Property and equipment
Leasehold improvements	29,049
Furniture and fixtures	148,593
Molds, dies, and artwork	485,892

663,534
Accumulated depreciation	(454,449)

Net property and equipment	209,085

Other assets
Patents and trademarks, net of Accumulated amortization of $60,445	160,663
Deposits	1,435
Advances to employees	21,000
Note receivable — related party	72,518
Note receivable — stockholder	149,280

Total other assets	404,896

Total assets	$3,880,426

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Balance Sheet (Consolidated)

March 31, 2005

Unaudited

Liabilities and Stockholders’ equity
Current liabilities
Notes payable	$280,142
Accounts payable	664,267
Accrued payroll tax withholdings	22,394
Accrued expenses-other	23,940
Income taxes payable	95,017

Total current liabilities	1,085,760

Deferred income tax liability	15,500

Stockholders’ equity
Common stock, $.001 par value; authorized 50,000,000 shares; 6,310,864 shares issued and 6,180,864 shares outstanding	6,311
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Additional paid-in capital	1,930,489
Treasury stock, at cost	(101,400)
Retained earnings	943,766

Total stockholders’ equity	2,779,166

Total liabilities and stockholders’ equity	$3,880,426

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Statements of Operations (Consolidated)

For The Three Months Ended March 31, 2005 and 2004

Unaudited

	2005	2004
Net sales	$2,263,078	$1,337,452

Cost of sales	1,458,170	801,844

Gross profit	804,908	535,608

Operating expenses
Selling	276,818	163,011
General and administrative	209,270	187,397

Total operating expenses	486,088	350,408

Income from operations	318,820	185,200

Other income (expense)
Interest expense	(46,061)	(35,361)
Interest expense — stockholder notes	—	(2,878)
Other income	—	335

Total other income (expense)	(46,061)	(37,904)

Income before income tax provision	272,759	147,296
Provision for income taxes	106,317	28,240

Net income	$166,442	$119,056

Earnings per share:
Numerator — net income	$166,442	$119,056

Denominator — basic weighted average number of shares outstanding	6,180,864	5,713,056

Basic earnings per share	$0.03	$0.02

Denominator — diluted weighted average number of shares outstanding	6,574,765	5,713,056

Diluted earnings per share	$0.03	$0.02

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.

Statements of Cash Flows (Consolidated)

For the Three Months Ended March 31, 2005 and 2004

Unaudited

	2005	2004
Cash flows from operating activities
Net income	$166,442	$119,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,272	13,589
Amortization	3,999	3,623
Deferred income tax provision	—	28,240
Changes in operating assets and liabilities
Accounts receivable	(73,767)	(243,404)
Due from factor	774,276	117,635
Inventories	34,185	(240,854)
Note receivable	—	44,665
Advances to employees	(16,175)	—
Prepaid expenses and deferred charges	(80,319)	(67,261)
Accounts payable	(494,295)	229,446
Accrued payroll tax withholdings	267	6,316
Accrued expenses other	398	6,421
Income taxes payable	(246,684)	—

Net cash provided by operating activities	81,599	17,472

Cash flows from investing activities
Purchases of property and equipment	(5,993)	(1,632)
Advances on note receivable — related party	—	(34,409)
Advances on note receivable — stockholder	(50,880)	—

Net cash used in investing activities	(56,873)	(36,041)

Cash flows from financing activities
Repayments on notes payable	(13,264)	(10,997)
Repayments on notes payable — stockholders	—	(14,265)

Net cash used in financing activities	(13,264)	(25,262)

Increase (decrease) in cash	11,462	(43,831)

Cash — beginning of period	167,846	104,376

Cash — end of period	$179,308	$60,545

PART F/S

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO FINANCIAL STATEMENTS

     Nature of Business

     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. The Company’s primary business is gun safety and gun maintenance with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. The Company’s products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. In 2003, the product line was expanded to include a line of gun cleaning kits and accessories.

     The majority of the Company’s products are manufactured and imported from mainland China and shipped to the Company’s central warehouse facility in Little Rock, Arkansas for distribution. These products, along with other items manufactured in the United States, are sold primarily to mass merchants and sporting goods retailers throughout the United States and international locations.

     Organization and Summary of Significant Accounting Policies

     Organization and basis of presentation

     The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.

     Unaudited interim consolidated financial statements

     The accompanying consolidated financial statements of the Company as of and for the three months ended March 31, 2005 and 2004 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The significant accounting policies applied to these interim consolidated financial statements are consistent with those applied to the Company’s December 31, 2004 audited financial statements included in the Company’s Form 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

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

     Factors that could cause actual results to differ from expectations include, without limitations:

•	achieving planned revenue and profit growth in each of the Company’s business units;

•	renewal of purchase orders consistent with past experience;

•	increasing price, products and services competition;

•	emergence of new competitors or consolidation of existing competitors;

•	the timing of orders and shipments;

•	continuing availability of appropriate raw materials and manufacturing relationships;

•	maintaining and improving current product mix;

•	changes in customer requirements and in the volume of sales to principal customers;

•	changes in governmental regulations in the various geographical regions where the Company operates;

•	general economic and political conditions;

•	attracting and retaining qualified key employees;

•	the ability of the Company to control manufacturing and operating costs; and

•	continued availability of financing, and financial resources on the terms required to support the Company’s future business strategies.

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

(a) Background

     The Company continued its significant growth in sales and profits during the first quarter of 2005. Net sales and net income increased 69% and 40%, respectively, over the first quarter of 2004. This growth is on target for the Company to reach its anticipated goals in sales of $14,000,000-$16,000,000 and earning per share of $0.23-$0.26 for 2005.

     During the first quarter, the Company attended the annual SHOT Show in Las Vegas where over thirty (30) new products were introduced, including meat processing equipment and three new security safes, as well as new gun cleaning items. These new items will be ready for shipment in the second and third quarters of 2005. The Company has received verbal nonbinding commitments from Wal-Mart for ten (10) new items to be added as permanent additions in their July module set.

     The Company is also looking to expand its presence in Europe. The Company attended the IWA and Outdoor Classic Show in Germany in February, and is working to develop the contacts made during that show.

Details

     We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. We have placed particular emphasis on gun cleaning kits and gun accessories as well as gun safety devices. In particular, our products consist of gun cleaning kits and accessories, gunlocks, trigger locks, security safes, specialty safes, personal protection devices and items for the health care industry.

     A significant portion of our business is with mass market retailers such as Wal-Mart and Kmart, as well as gun manufacturers. With the addition of our “Gunmaster” gun cleaning kits, we continue to increase our business with sporting goods retailers and distributors.

The Company’s business plan and strategy for growth focuses on:

•	increased penetration of our existing markets, particularly in the gun cleaning and accessories market;

•	development of new products for the sporting goods market;

•	identify and develop new markets for gun cleaning kits, i.e. government, law enforcement and military;

•	adoption of new technologies for safety and security products and adoption of new product lines;

•	identification and recruitment of effective manufacturer’s representatives to actively market these products on a national and international basis; and

•	aggressive cost containment.

     Management believes that continued growth will require the Company to continually innovate and improve its existing line of products and services to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners and individuals involved in other outdoor activities.

     In addition to our traditional products, our management is actively pursuing initiatives which may add complementary businesses, products and services. These initiatives are intended to broaden the base of revenues to make us less dependent on particular products. By developing businesses which focus on products and services which complement our current line of products, and our current customer base, management hopes to leverage these opportunities to not only develop new sources of revenue, but to strengthen the demand for our existing products.

     Our products can be grouped into four main categories: (a) gun maintenance, (b) gun safety, (c) personal security, and (d) non-security products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer our products with the assistance of our Chinese and domestic manufacturers, who are responsible for the tooling, manufacture and packaging of our products.

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

     Gun Safety. We market ten (10) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition ranges from plastic to steel and from keyed trigger locks to cable locks. The security safes are of heavy duty, all steel construction and are designed for firearms, jewelry and other valuables. Nine of the Company’s gun-locks and three safes have been certified for sale consistent with the standards set out by the State of California.

     Personal Security. We market seven (7) different electronic security devices designed to protect the person. These include the Body Alarm, Key Alert, SWAT Steering Wheel Alarm, SWAT Talking Car Alarm, Warning Module, Glass Window Alert and Patient Alarm. We also market non-electronic security devices such as pepper spray and tear gas.

     Non-SecurityProducts. We market through Wal-Mart and other customers nationwide, the Sportsman’s Cigarette/Cigar Lighter, a windproof, water-resistant refillable butane lighter. We also market two licensed exclusive products, the Clampit Cupholder and Plateholder.

     Our website (www.dactec.com) has been redesigned. All of our products are available via e-commerce on this new site. Our web site is intended to be the only direct link by the Company to the retail market.

(b) Financial Condition and Results of Operations

Results of Operations

     For the three months ended March 31, 2005, the Company had net income of $166,442 on net sales of $2,263,078, as compared to net income of $119,056 on net sales of $1,337,452 for the same period in 2004. These represent increases of $47,386 (40%) in net income, and $925,626 (69%) on net sales, respectively.

     Sales of the Company’s line of GunMaster gun cleaning kits continue to grow significantly. Sales of these kits increased from $772,184 for the first quarter of 2004 to $1,621,198 for the first quarter 2005, an increase of $849,014, or 110%.

     Gross profit margins decreased from 40% for the three months ended March 31, 2004 to 36% for the same period ended March 31, 2005. The Company experienced a price increase from its overseas manufacturers, due to increases in commodity prices in 2004, particularly for brass and steel, which are the primary components of our safes and gun-cleaning kits. These increases first affected the Company’s gross profit margins during the later half of 2004 and into the first quarter of 2005. The Company expects gross profit margins to remain in the 36% to 37% range for the rest of 2005.

     Operating expenses for the three months ended March 31, 2005 were $486,088 as compared to $350,408 for the same period in the prior year, an increase of $135,680, or 39%. This increase was expected, and the Company believes the increase is reasonable when compared to the 69% increase in sales. Most of the increase is due to the increases in variable expenses such as sales commissions and shipping costs, which fluctuate based on sales volumes. As a percentage of net sales, operating expenses actually decreased from 26% in the first quarter of 2004 as compared to 21% in the first quarter of 2005.

     Income from operations increased from $185,200 in the first quarter of 2004 to $318,820 in the first quarter of 2005, an increase of $133,620, or 72%. This increase is due to the increase in sales of 69%, while at the same time operating expenses increased 39%.

     During the first two quarters of 2004, the Company benefited from the affects of net operating loss carry forwards for tax purposes, resulting in an income tax provision of only 19% for the first quarter of 2004. These net operating loss carry forwards were completely utilized in 2004. For 2005, the Company will be subjected to an effective tax rate for federal and state purposes of 38%.

Financial Condition

     A summary of the significant balance sheet items at March 31, 2005 as compared to year-end December 31, 2004 is presented below:

	March 31,2005	Dec. 31, 2004
Accounts receivable	$550,917	$477,150
Due from factor	487,204	1,261,480
Total current assets	3,266,445	3,909,358
Accounts payable	664,267	1,158,562
Income taxes payable	95,017	341,701
Total current liabilities	1,085,760	1,839,338
Working capital	2,180,685	2,070,020

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

     Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due from factor represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At March 31, 2005 and year end December 31, 2004, these amounts were calculated as follows:

	Mar. 31,2005	Dec. 31,2004
Total accounts receivable	$1,736,096	$3,669,863
Less: assigned receivables	(1,185,179)	(3,192,713)

Net accounts receivables	$550,917	$477,150

Assigned receivables	$1,185,179	$3,192,713
Less: Funds advanced	(697,975)	(1,931,233)

Due from factor	$487,204	$1,261,480

     Accounts receivable, assigned receivables, funds advanced by factor and due from factor have all decreased since December 31, 2004. This is due to the seasonal nature of the Company’s business, which is related to the fall and winter hunting and holiday seasons. The fourth quarter 2004 sales were $4,298,955 as compared to $2,263,078 for the first quarter of 2005. This decrease in sales results in decreases in all of these items.

     Accounts payable at March 31, 2005 were $664,267 as compared to $1,158,562 at year end December 31, 2004. This decrease of $494,295 is again related to the large sales volume in the fourth quarter of 2004 as compared to the first quarter of 2005. Since inventory has correspondingly decreased, the amount owed to the Company’s manufacturer also decreased.

     Income taxes payable at year-end December 31, 2004 represented the total taxes owed for the entire year of 2004. These taxes were paid during the first quarter of 2005. At March 31, 2005, income taxes payable represent only those taxes owed on the first quarter’s income.

(c) Liquidity and Capital Resources

     Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending March 31, 2005, our factor had advanced us $697,975.

(d) Trends

     Handgun safety remains a major concern and interest to the American public, particularly in light of accidental and intentional shootings involving children. Moreover, the tragic terrorist attack against the United States on September 11, 2001 continues to have many Americans concerned about their personal security. As a result, many people are purchasing firearms to maintain for home defense purposes. While they are purchasing handguns, many are also concerned with the safe storage and maintenance of the firearm in the home and want to purchase affordable gun safes to increase security and cleaning kits for gun care.

     The focus continues to be one of gun safety rather than legislative attempts to ban guns possibly due to the strong gun lobby and the nature of politics. Gun safety issues have been moving from the federal level to the state level through the introduction of mandatory gun-lock legislation, while those at the federal level are seemingly in accord with the approach being taken by the Consumer Products Safety Commission to set measurable standards of performance for gun-locking devices. The Company, with developed products that address preventive handgun safety, anticipates that it will be in a position to benefit from this trend, although this, of course, cannot be guaranteed. We believe that the continued focus on handgun safety, the use of gun-locks by law enforcement agencies, and the litigation aimed at gun manufacturers as well as the gun legislation will hopefully will enhance our product line revenues.

     Although gun legislation could positively affect revenue, it could also affect expenditures. Recently, state legislation has been effective in increasing gun safety and minimizing gun violence. One way of accomplishing this is to require gun manufacturers to incorporate safety devices similar to the Company’s products into all handguns sold. The first regulation of this kind was passed by the Maryland state legislature in early April 2000. This legislation required gun manufacturers to incorporate safety devices similar to the Company’s products into all handguns sold. The State of

     California enacted legislation to establish performance standards for “firearm safety devices”, “lock-boxes”, and “safes”. These standards prevent an attack on the gun-lock or safe with hand tools, such as hammers, screwdrivers, electric drills, screw and hack saws. This legislation requires manufacturers to have their products tested by an independent testing laboratory in order to be listed as an approved device. This testing has resulted in significant expenditures to the Company. We anticipate that similar standards will be adopted throughout the United States in the next few years.

(e) Critical Accounting Estimates

     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2004 audited consolidated financial statements included in the Company’s Form 10KSB. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

     (f) Off-Balance Sheet Arrangements.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2005, such controls and procedures were effective.

(b) Changes in Internal Controls

     The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there was no material change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Subsequent to the Arkansas action, an amended Complaint was filed in February 2003 in Broward County, Florida by Larry Legel and his wife, seeking damages against the Company and others for breach of duty pursuant to § 678.4011 Fla. Stat. for failing to register and transfer to him and his wife securities of the Company and the failure by the Company and its officers to permit the sale of his shares of the Company, which were the same shares that were the subject of the Arkansas action. The Court stayed the Florida action pending the Arkansas action. Upon the appeal being dismissed in the Arkansas action, Legel had the stay lifted. Plaintiffs have demanded that the Company along with David Collins and Florida Atlantic pay the Plaintiffs the difference between the maximum amount Plaintiffs could have received from the public sale of the 177,400 shares at any time since October 1, 2000 and the amount they receive when, and if, the sale occurs. Thereafter, the Company filed a Counterclaim, seeking final judgments determining Legel’s lack of ownership rights over the shares in question as well as costs and attorney’s fees. Finally, an Answer was filed on October 2, 2004 in response to Legel’s Amended Complaint, wherein all allegations are denied and DAC Technologies requests a dismissal of Legel’s Complaint as well as costs and fees. This case has been set for trial for September 2005. It is impossible at this time to ascertain the ultimate legal and financial liability or whether this action will have a material adverse effect on the Company’s financial condition and results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 –K

     The following documents are incorporated by reference from Registrant’s Form 10SB filed with the Securities and Exchange Commission (the “Commission”), File No. 000-29211, on January 28, 2000:

Exhibits

2	Acquisition Agreement
3(i)	Articles of Incorporation
3(ii)	By-laws

Exhibits required by Item 601 of Regulation S-B attached:

Exhibits 31.1	Certification of David A. Collins Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Robert C. Goodwin Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of David A. Collins Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Robert C. Goodwin Pursuant to 18 U.S.C. Section 1350

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

By:	/s/ David A. Collins

David A. Collins Chairman, CEO and Principal Executive Officer

By:	/s/ Robert C. Goodwin

Robert C. Goodwin Principal Accounting Officer and Principal Financial Officer

Dated: May 16, 2005