Form 10QSB
period 2005-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2005-08-15
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
     (1) Yes ☑ No ☐      (2) Yes ☑ No ☐
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of August 8, 2005, 6,323,364 shares of Common Stock are issued and 6,193,364 are outstanding.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
ITEM 1. FINANCIAL STATEMENTS
     Our financial statements are contained in pages 4 through 9 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Balance Sheet (Consolidated)
June 30, 2005
Unaudited

Assets
Current assets
Cash	$212,542
Accounts receivable, less allowance for doubtful accounts of $7,500	1,180,253
Due from factor	154,663
Inventories	2,129,765
Prepaid expenses and deferred charges	164,154
Current deferred income tax benefit	9,600

Total current assets	3,850,977

Property and equipment
Leasehold improvements	29,049
Furniture and fixtures	148,593
Molds, dies, and artwork	496,372

674,014
Accumulated depreciation	(467,985)

Net property and equipment	206,029

Other assets
Patents and trademarks, net of accumulated amortization of $64,444	156,664
Deposits	1,435
Advances to employees	22,496
Note receivable — related party	72,518
Note receivable — stockholder	135,761

Total other assets	388,874

Total assets	$4,445,880

The accompanying selected notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Balance Sheet (Consolidated)
June 30, 2005
Unaudited

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$266,749
Accounts payable	1,007,374
Accrued payroll tax withholdings	23,731
Accrued expenses-other	10,330
Income taxes payable	123,755

Total current liabilities	1,431,939

Deferred income tax liability	15,500

Stockholders’ equity
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued and 6,193,364 shares outstanding	6,323
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Additional paid-in capital	1,963,102
Treasury stock, at cost	(101,400)
Retained earnings	1,130,416

Total stockholders’ equity	2,998,441

Total liabilities and stockholders’ equity	$4,445,880

The accompanying selected notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Statements of Operations (Consolidated)
For The Six Months Ended June 30, 2005 and 2004
Unaudited

	2005	2004
Net sales	$4,527,240	$2,957,521

Cost of sales	2,911,277	1,802,328

Gross profit	1,615,963	1,155,193

Operating expenses
Selling	517,890	367,058
General and administrative	443,319	402,770

Total operating expenses	961,209	769,828

Income from operations	654,754	385,365

Other income (expense)
Interest expense	(76,608)	(62,690)
Interest expense — stockholder notes	—	(5,519)
Other income	—	335

Total other income (expense)	(76,608)	(67,874)

Income before income tax provision	578,146	317,491

Provision for income taxes	225,054	6,267

Net income	$353,092	$311,224

Basic and diluted earnings per share	$0.06	$0.05

Weighted-average number of common shares:
Basic	6,186,389	5,728,478
Diluted	6,226,146	5,728,478

The accompanying selected notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Statements of Operations (Consolidated)
For The Three Months Ended June 30, 2005 and 2004
Unaudited

	2005	2004
Net sales	$2,264,162	$1,620,069

Cost of sales	1,453,107	1,000,485

Gross profit	811,055	619,584

Operating expenses
Selling	241,072	204,046
General and administrative	234,049	215,373

Total operating expenses	475,121	419,419

Income from operations	335,934	200,165

Other income (expense)
Interest expense	(30,547)	(27,329)
Interest expense — stockholder notes	—	(2,641)

Total other income (expense)	(30,547)	(29,970)

Income before income tax provision	305,387	170,195

Provision (benefit) for income taxes	118,737	(21,973)

Net income	$186,650	$192,168

Basic and diluted earnings per share	$0.03	$0.03

Weighted-average number of common shares:
Basic	6,191,853	5,743,900
Diluted	6,191,853	5,743,900

The accompanying selected notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Statements of Cash Flows (Consolidated)
For the Six Months Ended June 30, 2005 and 2004
Unaudited

	2005	2004
Cash flows from operating activities
Net income	$353,092	$311,224
Adjustments to reconcile net income to
net cash provided by operating activities:
Issuance of common stock for services	32,625	—
Depreciation	26,808	28,471
Amortization	7,998	7,245
Imputed interest on note receivable	—	(335)
Deferred income tax provision	—	6,267
Changes in operating assets and liabilities
Accounts receivable	(703,103)	(225,119)
Due from factor	1,106,817	53,930
Inventories	(196,653)	(750,088)
Deposits		(1,435)
Advances to employees	(17,671)	—
Prepaid expenses and deferred charges	(103,984)	(50,930)
Accounts payable	(151,188)	668,592
Accrued payroll tax withholdings	1,604	13,213
Accrued expenses other	(13,212)	8,629
Income taxes payable	(217,946)	—

Net cash provided by operating activities	125,187	69,664

Cash flows from investing activities
Purchases of property and equipment	(16,473)	(29,204)
Payments on notes receivable — stockholder	—	773
Advances on note receivable — stockholder	(37,361)	—
Advances on note receivable — related party	—	(34,409)
Payments on note receivable	—	45,000

Net cash used in investing activities	(53,834)	(17,840)

Cash flows from financing activities
Issuance of common stock	—	714,156
Repayments on notes payable	(26,657)	(23,486)
Repayments on notes payable — stockholders	—	(33,943)

Net cash provided by (used in) financing activities	(26,657)	656,727

Increase in cash	44,696	708,551

Cash — beginning of period	167,846	104,376

Cash — end of period	$212,542	$812,927

The accompanying selected notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Statements of Cash Flows (Consolidated)
For the Three Months Ended June 30, 2005 and 2004
Unaudited

	2005	2004
Cash flows from operating activities
Net income	$186,650	$192,168
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for services	32,625	—
Depreciation	13,536	14,882
Amortization	3,999	3,622
Deferred income tax provision	—	(21,973)
Changes in operating assets and liabilities
Accounts receivable	(629,336)	18,285
Due from factor	332,541	(63,705)
Inventories	(230,838)	(509,234)
Deposits		(1,435)
Advances to employees	(1,496)	—
Prepaid expenses and deferred charges	(23,665)	16,331
Accounts payable	343,107	439,146
Accrued payroll tax withholdings	1,337	6,897
Accrued expenses other	(13,610)	2,208
Income taxes payable	28,738	—

Net cash provided by operating activities	43,588	97,192

Cash flows from investing activities
Purchases of property and equipment	(10,480)	(27,572)
Payments on notes receivable — stockholder	13,519	773

Net cash provided by (used in) investing activities	3,039	(26,799)

Cash flows from financing activities
Issuance of common stock	—	714,156
Repayments on notes payable	(13,393)	(12,489)
Repayments on notes payable — stockholders	—	(19,678)

Net cash provided by (used in) financing activities	(13,393)	681,989

Increase in cash	33,234	752,382

Cash — beginning of period	179,308	60,545

Cash — end of period	$212,542	$812,927

The accompanying selected notes are an integral part of these consolidated financial statements.

PART F/S
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
          Unaudited interim consolidated financial statements
          The accompanying consolidated financial statements of the Company as of and for the six months ended June 30, 2005 and 2004 and for the three months ended June 30, 2005 and 2004 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The significant accounting policies applied to these interim consolidated financial statements are consistent with those applied to the Company’s December 31, 2004 audited financial statements included in the Company’s Form 10KSB and should be read in conjunction with each other. The results of operations for an interim period are not necessarily indicative of the results for a full year.
          Equity transactions
          On April 12, 2005 the Company issued 12,500 shares of restricted stock at a market price of $2.61 pursuant to Section 4.2(2) of the Securities Act of 1933, as amended, in exchange for financial public relations services.
          Earnings per Share
          Basic earnings per share of common stock is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method).

For the three months ended June 30, 2005 and 2004, approximately 394,000 stock warrants to purchase common stock were excluded from the calculation, as their exercise price of $2.57 was greater than the average market price of the common stock during the periods. For the six months ended June 30, 2004, approximately 394,000 stock warrants to purchase common stock were excluded from the calculation, as their exercise price of $2.57 was greater than the average market price of the common stock during the period. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Numerator:

Net income	$186,650	$192,168	$353,092	$311,224

Denominator:
Weighted average common shares for basic calculation	6,191,853	5,743,900	6,186,389	5,728,478

Weighted average effect of dilutive securities:

Warrants	—	—	39,757	—

Denominator for diluted calculation	6,191,853	5,743,900	6,226,146	5,728,478

Earnings per share-basic	$0.03	$0.03	$0.06	$0.05

Earnings per share-diluted	$0.03	$0.03	$0.06	$0.05

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
          The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10QSBin accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements which are other than statements of historical facts.

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
          Historically, growth has been achieved by the identification and development of new products, and expansion of the Company’s sales organization. There can be no assurance that we will be able to continue to develop new products or expand sales to sustain rates of revenue growth and profitability in future periods. Any future success that the Company may achieve will depend upon many factors including factors that may be beyond the control of the Company or which cannot be predicted at this time. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.
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
(a) Background
          During the second quarter of 2005, the Company completed the rollout of ten new items as permanent additions to Wal-Mart’s sporting goods modules. The Company now has twenty-three permanent items in Wal-Mart that are being re-ordered on a daily basis. In addition, the Company has received a verbal commitment from Wal-Mart for special Christmas promotions beginning in November 2005.

          The Company continues to develop new products, in addition to the food processing, ATV accessories and additional gun cleaning items already added this year. Responding to requests from some of its large retail customers, the Company is currently working on expanding into the automotive market with various auto, motorcycle and recreational vehicle accessories.
          For the six months ended June 30, 2005, the Company’s net sales are up 53%, while operating expenses are up only 25% over the same period in the prior year. This has resulted in a 70% increase in income from operations and an 82% increase in income before taxes. This growth is on target for the Company to reach its anticipated goals of $9 million to $11 million in sales and $0.23 to $0.26 earnings per share for the 2005 year.
Details
          We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. In recent years we have placed particular emphasis on gun cleaning kits and gun accessories as well as gun safety devices. In particular, our products consist of gun cleaning kits and accessories, gunlocks, trigger locks, security safes, specialty safes, personal protection devices and items such as medical alarm alerts for the health care industry.
          A significant portion of our business is with mass market retailers, primarily Wal-Mart, as well as gun manufacturers. However, with the addition of our “Gunmaster” gun cleaning kits, we continue to increase our business with sporting goods retailers and distributors.
          The Company’s business plan and strategy for growth focuses on:
•	increased penetration of our existing markets, particularly in the gun cleaning and accessories market;

•	development of new products for the sporting goods market;

•	identification and development of new markets for gun cleaning kits, i.e. government, law enforcement and military;

•	adoption of new technologies for safety and security products and adoption of new product lines;

•	identification and recruitment of effective manufacturer’s representatives to actively market these products on a national and international basis; and

•	aggressive cost containment.
          Management believes that continued growth will require the Company to continually innovate and improve its existing line of products and services to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners and other outdoor activities.
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
          Gun Safety. We market ten (10) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition ranges from plastic to steel, keyed trigger locks to cable locks. The security safes are of heavy duty, all steel construction and are designed for firearms, jewelry and other valuables. Nine of the Company’s gun-locks and three safes have been certified for sale consistent with the standards set out by the State of California.
          Personal Security. We market seven (7) different electronic security devices designed to protect the person. These include the Body Alarm, Key Alert, SWAT Steering Wheel Alarm, SWAT Talking Car Alarm, Warning Module, Glass Window Alert and Patient Alarm. We also market non-electronic security devices such as pepper spray and tear gas.
          Non-Security Products. We market through Wal-Mart and other customers nationwide, the Sportsman’s Cigarette/Cigar Lighter, a windproof, water-resistant refillable butane lighter. We also market two licensed exclusive products, the Clampit Cupholder and Plateholder.
          Our website (www.dactec.com) has been redesigned. All of our products are available via e-commerce on this new site. Our web site is intended to be the only direct link by the Company to the retail market.
(b) Financial Condition and Results of Operations
Results of Operations
          For the six months ended June 30, 2005, the Company had net income of $353,092 on net sales of $4,527,240 as compared to net income of $311,224 on net sales of $2,957,521 for the same period in 2004. These represent increases of $41,868 (13%) in net income, and $1,569,719 (53%) in net sales, respectively.
          Sales of the Company’s line of GunMaster gun cleaning kits continue to grow significantly. Sales of these kits for the six months was $3,149,867, evidencing an increase by $1,437,188 for the six months ended June 30, 2005 as compared to 2004. This increase accounts for 92% of the Company’s increase in sales during this six month period.
          Gross profit margins decreased from 39% for the six months ended June 30, 2004 to 36% for the same period ended June 30, 2005. The Company is still experiencing the effects of a price increase from its overseas manufacturers late in 2004. These increases were due to increases in commodity prices in 2004, particularly for brass and steel, which are the primary components of our safes and gun-cleaning kits. The Company expects gross profit margins to remain in the 36% to 37% range for the remainder of 2005.

          Operating expenses for the six months ended June 30, 2005 were $961,209 as compared to $769,828 for the prior year, an increase of $191,381, or 25%. Increases in operating expenses are expected as sales increase. The Company believes the increase is reasonable when compared to the 53% increase in sales. Most of the increase is due to the increases in variable expenses such as sales commissions and shipping costs, which fluctuate based on sales volumes.
          Income from operations increased from $385,365 for the six months ended June 30, 2004 to $654,754 in 2005, an increase of $269,389, or 70%. This increase is due to the 53% increase in sales, while at the same time operating expenses only increased 25%.
          During the first two quarters of 2004, the Company benefited from the effects of net operating loss carry forwards for tax purposes, resulting in an income tax provision of only 2% for the first six months of 2004. These net operating loss carry forwards were completely utilized in 2004. For 2005, the Company is subject to an effective tax rate for federal and state purposes of 38%. Had this same rate been in effect in 2004, net income for the six months ended June 30, 2004 would have been approximately $194,000 instead of the reported $311,224. This would have reflected an increase in net income of 82% as compared to the actual increase of 13%.
Financial Condition
          A summary of the significant balance sheet items at June 30, 2005 as compared to year-end December 31, 2004 is presented below:

	June 30, 2005	Dec. 31, 2004
Accounts receivable	$1,180,253	$477,150
Due from factor	154,663	1,261,480
Total current assets	3,850,977	3,909,358
Accounts payable	1,007,374	1,158,562
Income taxes payable	123,755	341,701
Total current liabilities	1,431,939	1,839,338
Working capital	2,419,038	2,070,020
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
          Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due from factor represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At June 30, 2005 and year end December 31, 2004, these amounts were calculated as follows:

	June 30, 2005	Dec. 31, 2004
Total accounts receivable	$2,000,379	$3,669,863
Less: assigned receivables	(820,126)	(3,192,713)

Net accounts receivables	$1,180,253	$477,150

Assigned receivables	$820,126	$3,192,713
Less: Funds advanced	(665,463)	(1,931,233)

Due from factor	$154,663	$1,261,480

          Accounts receivable, assigned receivables, funds advanced by factor and due from factor have all decreased since December 31, 2004. This is due to the seasonal nature of the Company’s business, which is related to the fall and winter hunting and holiday seasons. The fourth quarter 2004 sales were $4,298,955 as compared to $2,264,162 for the second quarter of 2005. This decrease in sales results in decreases in all of these items. In addition, there is a larger than normal difference at June 30, 2005 between the amount of total receivables as compared to assigned receivables. “Assigned receivables” represent those receivables that have legally been assigned to the factor based on the terms and conditions of our factoring agreement. There is always a time lag between when a receivable is created and when the assignment legally occurs. Because of the large amount of receivables generated during the last ten (10) days to two (2) weeks of the quarter, specifically due to the rollout of the Wal-Mart module, this difference is much larger than normal.
          Accounts payable at June 30, 2005 were $1,007,374 as compared to $1,158,562 at year end December 31, 2004. This decrease of $151,188 is again related to the large sales volume in the fourth quarter of 2004 as compared to the first six months of 2005. Because of the Company’s increased cash flow, liquidity and availability of cash, the amount owed to the Company’s manufacturer has decreased.
          Income taxes payable at year-end December 31, 2004 represented the total taxes owed for the entire year of 2004. These taxes were paid during the first quarter of 2005. During 2005, the Company is now required to make quarterly estimated tax payments based upon its estimated income. Correspondingly, income taxes payable at June 30, 2005 reflects only that portion due for the second quarter of 2005.
(c) Liquidity and Capital Resources
          Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending June 30, 2005, our factor had advanced us $665,463.
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

          The focus continues to be one of gun safety rather than legislative attempts to ban guns possibly due to the strong gun lobby and the nature of politics. Gun safety issues have been moving from the federal level to the state level through the introduction of mandatory gun-lock legislation, while those at the federal level are seemingly in accord with the approach being taken by the Consumer Products Safety Commission to set measurable standards of performance for gun-locking devices. The Company, with developed products that address preventive handgun safety, anticipates that it will be in a position to benefit from this trend, although this, of course, cannot be guaranteed. We believe that the continued focus on handgun safety, the use of gunlocks by law enforcement agencies, and the litigation aimed at gun manufacturers as well as the gun legislation will hopefully enhance our product line revenues.
          On July 28, 2005, the U. S. Senate passed the “Protection of Lawful Commerce in Arms Act,” which provides broad immunity from civil lawsuits filed by dozens of cities and municipalities against gun makers, dealers and distributors. This Bill also requires that all handguns sold by licensed dealers be accompanied by trigger locks or a safe storage device, such as a gun-safe. The gun safety provision of the bill is the type of popular legislation that has been attempted in the past but has traditionally failed due to it being tied to a larger, more political Bill, in this instance, one that would shield the gun industry from lawsuits. There can be no certainty that this Bill will eventually pass into law. Moreover, should such Bill become law, it is uncertain as to what, if any, impact it will have on the Company’s revenues or the Company’s operating expenses.
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
          On July 21, 2005, the Chinese established a currency basket to determine the exchange rate between the renminbi and the US dollar. This change has resulted in a 2% decrease in the value of the US dollar against the Chinese currency. There is great speculation as to the long-term effect of this change. In discussions with its trading partners in China, the Company does not believe there will be any significant effect on its ability to continue to produce highly competitive priced products for its customers.
(e) Critical Accounting Estimates
          The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2004 audited consolidated financial statements included in the Company’s Form 10KSB. The quarterly financial statements for the period ended June 30, 2005, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2004 there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
(f) Off-Balance Sheet Arrangements
          Since 2003, our Chief Executive Officer, David Collins, leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins, the Company’s President, of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm’s length negotiation; however the Company has determined the arrangement to be competitive with comparable office space and secretarial support. The Company does not use affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring it to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.
ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
          The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2005, such controls and procedures were effective.

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
(b) Definition of Disclosure Controls
          Disclosure Controls are controls and other procedures of the Company designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the Company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
(c) Limitations on the Effectiveness of Controls
          Our CEO and CFO do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
          These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
(d) Conclusions
          Based upon the Disclosure Controls evaluation referenced above, our acting CEO and our CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective.
(e) Changes in Internal Controls
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

(f) Sarbanes-Oxley Section 404 Compliance
          As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004 and we will also not be subject to such requirements for the current fiscal year ending December 31, 2005. We have begun evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ending December 31, 2006.
          Notwithstanding, there is a risk that we may not be able to comply with all of the requirements imposed by this rule. At present there is no precedent available with which to measure compliance adequacy. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are able to unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.
PART II
ITEM 1. LEGAL PROCEEDINGS
          We instituted suit along with The Collins Family Trust, our affiliate in which David Collins, our Chairman, claims a beneficial interest, and DAC Technologies of America, Inc., our predecessor, against Larry Legel, our former CPA, Director and the Trustee of The Collins Family Trust. The suit, commenced in March 2001, sought to rescind a transfer of 180,000 shares of our common stock for services which the Defendant did not provide. The suit also alleged that the Defendant breached an agreement not to sell his shares before certain private investors had recouped their investment. In October 2002, the Arkansas Court ordered the transfer rescinded and the stock returned to David Collins. Larry Legel appealed the Court’s Order and then dismissed his appeal.
          Subsequent to the Arkansas action, an amended Complaint was filed in February 2003 in Broward County, Florida by Larry Legel and his wife Brenda Legel, seeking damages against the Company and others for breach of duty pursuant to § 678.4011 Fla. Stat. for failing to register and transfer to him and his wife securities of the Company and the failure by the Company and its officers to permit the sale of his shares of the Company, which were the same shares that were the subject of the Arkansas action.

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
          In June 2005, the Broward County Circuit Court granted the Company’s motion for Summary Judgment denying Larry Legel’s claim, but permitted the claim of Brenda Legel to proceed. In July 2005, Mr. Legel filed a Motion for Rehearing, appealing the Court’s Summary Judgment. A decision on this motion remains pending. Although this case has been set for trial for September 2005, the parties have currently scheduled mediation for August 2005. While the Company believes it has meritorious defenses against the remaining claim, it is impossible at this time to ascertain with certainty the ultimate legal and financial liability or whether this action will have a material adverse effect on the Company’s financial condition and results of operation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On April 12, 2005 the Company issued 12,500 shares of restricted stock pursuant to Section 4.2(2) of the Securities Act of 1933, as amended, in exchange for financial public relations services.
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
ITEM 5. OTHER INFORMATION
               None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 –K
          The following documents are incorporated by reference from Registrant’s Form 10SB filed with the Securities and Exchange Commission (the “Commission”), File No. 000-29211, on January 28, 2000:
          Exhibits

2		Acquisition Agreement

3	(i)	Articles of Incorporation

3	(ii)	By-laws

Exhibits required by Item 601 of Regulation S-B attached:

Exhibits
31.1	Certification of David A. Collins Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Robert C. Goodwin Pursuant Rule 13a-14(a)/15d-14(a)

32.1	Certification of David A. Collins Pursuant to Rule 13a -14(b) or Rule 15d - 14(c) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Robert C. Goodwin Pursuant to Rule 13a -14(b) or Rule 15d - 14(c) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:
By: /s/ David A. Collins
David A. Collins, Chairman, CEO and Principal Executive Officer
By: /s/ Robert C. Goodwin
Robert C. Goodwin, Principal Accounting Officer and Principal Financial Officer
Dated: August 15, 2005