Form 10QSB
period 2005-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2005-11-14
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
     (1) Yes ☒   No ☐     (2) Yes ☒   No ☐
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of November 7, 2005, 6,323,364 shares of Common Stock are issued and 6,193,364 are outstanding.
     Transitional Small Business Disclosure Format: Yes ☐   No ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS
Our financial statements are contained in pages 4 through 9 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Balance Sheet (Consolidated)
September 30, 2005
Unaudited

Assets

Current assets
Cash	$87,882
Accounts receivable, less allowance for doubtful accounts of $7,500	708,770
Due from factor	613,864
Inventories	3,640,874
Prepaid expenses and deferred charges	163,234
Current deferred income tax benefit	9,600

Total current assets	5,224,224

Property and equipment
Leasehold improvements	29,049
Furniture and fixtures	154,611
Molds, dies, and artwork	497,284

680,944
Accumulated depreciation	(481,653)

Net property and equipment	199,291

Other assets
Patents and trademarks, net of accumulated amortization of $68,440	152,668
Deposits	1,435
Advances to employees	18,966
Note receivable — related party	72,518
Note receivable — stockholder	129,276

Total other assets	374,863

Total assets	$5,798,378

The accompanying selected notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Balance Sheet (Consolidated)
September 30, 2005
Unaudited

Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$253,121
Accounts payable	2,106,439
Accrued payroll tax withholdings	27,138
Accrued expenses-other	19,218
Income taxes payable	97,784

Total current liabilities	2,503,700

Deferred income tax liability	15,500

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued and 6,193,364 shares outstanding	6,323
Additional paid-in capital	1,963,102
Treasury stock, at cost	(101,400)
Retained earnings	1,411,153

Total stockholders’ equity	3,279,178

Total liabilities and stockholders’ equity	$5,798,378

The accompanying selected notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Statements of Operations (Consolidated)
For The Nine Months Ended September 30, 2005 and 2004
Unaudited

	2005	2004
Net sales	$7,720,369	$5,053,397

Cost of sales	4,944,682	3,079,983

Gross profit	2,775,687	1,973,414

Operating expenses
Selling	891,318	622,272
General and administrative	706,488	618,430

Total operating expenses	1,597,806	1,240,702

Income from operations	1,177,881	732,712

Other income (expense)
Interest expense	(134,194)	(95,851)
Interest expense — stockholder notes	—	(6,334)
Other income	—	335

Total other income (expense)	(134,194)	(101,850)

Income before income tax provision	1,043,687	630,862

Provision for income taxes	409,858	129,708

Net income	$633,829	$501,154

Basic and diluted earnings per share	$0.10	$0.09

Weighted-average number of common shares:
Basic	6,188,739	5,880,374
Diluted	6,215,244	5,880,374
The accompanying selected notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Statements of Operations (Consolidated)
For The Three Months Ended September 30, 2005 and 2004
Unaudited

	2005	2004
Net sales	$3,193,129	$2,095,876

Cost of sales	2,033,405	1,277,655

Gross profit	1,159,724	818,221

Operating expenses
Selling	373,428	255,215
General and administrative	263,169	215,659

Total operating expenses	636,597	470,874

Income from operations	523,127	347,347

Other income (expense)
Interest expense	(57,586)	(33,161)
Interest expense — stockholder notes	—	(815)

Total other income (expense)	(57,586)	(33,976)

Income before income tax provision	465,541	313,371

Provision for income taxes	184,804	123,441

Net income	$280,737	$189,930

Basic and diluted earnings per share	$0.05	$0.03

Weighted average number of common shares:
Basic	6,193,364	6,180,864
Diluted	6,193,364	6,180,864
The accompanying selected notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Statements of Cash Flows (Consolidated)
For the Nine Months Ended September 30, 2005 and 2004
Unaudited

	2005	2004
Cash flows from operating activities
Net income	$633,829	$501,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Issuance of common stock for services	32,625	—
Depreciation	40,476	44,494
Amortization	11,994	10,868
Imputed interest on note receivable	—	(335)
Deferred income tax provision	—	71,467
Changes in operating assets and liabilities
Accounts receivable	(231,620)	(238,228)
Due from factor	647,616	(290,529)
Inventories	(1,707,762)	(1,043,366)
Deposits	—	(1,435)
Advances to employees	(14,141)	—
Prepaid expenses and deferred charges	(103,064)	(76,413)
Accounts payable	947,877	544,367
Accrued payroll tax withholdings	5,011	7,382
Accrued expenses other	(4,324)	1,646
Income taxes payable	(243,917)	58,241

Net cash provided by (used in) operating activities	14,600	(410,687)

Cash flows from investing activities
Purchases of property and equipment	(23,403)	(41,793)
Payments on notes receivable — stockholder	—	32,467
Advances on note receivable — stockholder	(30,876)	—
Advances on note receivable — related party	—	(34,409)
Payments on note receivable	—	45,000

Net cash provided by (used in) investing activities	(54,279)	1,265

Cash flows from financing activities
Issuance of common stock	—	714,156
Repayments on notes payable	(40,285)	(36,191)
Repayments on notes payable — stockholders	—	(142,719)

Net cash provided by (used in) financing activities	(40,285)	535,246

Increase (decrease) in cash	(79,964)	125,824
Cash — beginning of period	167,846	104,376

Cash — end of period	$87,882	$230,200

The accompanying selected notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Statements of Cash Flows (Consolidated)
For the Three Months Ended September 30, 2005 and 2004
Unaudited

	2005	2004
Cash flows from operating activities
Net income	$280,737	$189,930
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	13,668	16,023
Amortization	3,996	3,623
Deferred income tax provision	—	65,200
Changes in operating assets and liabilities
Accounts receivable	471,483	(13,109)
Due from factor	(459,201)	(344,459)
Inventories	(1,511,109)	(293,278)
Advances to employees	3,530	—
Prepaid expenses and deferred charges	920	(25,483)
Accounts payable	1,099,065	(124,225)
Accrued payroll tax withholdings	3,407	(5,831)
Accrued expenses other	8,888	(6,983)
Income taxes payable	(25,971)	58,241

Net cash used in operating activities	(110,587)	(480,351)

Cash flows from investing activities
Purchases of property and equipment	(6,930)	(12,589)
Payments on notes receivable — stockholder	6,485	31,694

Net cash provided by (used in) investing activities	(445)	19,105

Cash flows from financing activities
Repayments on notes payable	(13,628)	(12,705)
Repayments on notes payable — stockholders	—	(108,776)

Net cash used in financing activities	(13,628)	(121,481)

Decrease in cash	(124,660)	(582,727)

Cash — beginning of period	212,542	812,927

Cash — end of period	$87,882	$230,200

The accompanying selected notes are an integral part of these consolidated financial statements.

PART F/S
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Nature of Business
     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. The Company’s primary business is gun safety and gun maintenance with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. The Company’s products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. In 2003, the product line was expanded to include a line of gun cleaning kits and accessories. This line has continued to be expanded, and now accounts for approximately 70% of the Company’s sales revenues. In 2005, the Company added a line of food processing equipment and accessories for ATV’s (All Terrain Vehicles).
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
     Unaudited interim consolidated financial statements
     The accompanying consolidated financial statements of the Company as of and for the nine months ended September 30, 2005 and 2004 and for the three months ended September 30, 2005 and 2004 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The significant accounting policies applied to these interim consolidated financial statements are consistent with those applied to the Company’s December 31, 2004 audited financial statements included in the Company’s Form 10KSB and should be read in conjunction with each other. The results of operations for an interim period are not necessarily indicative of the results for a full year.
     Earnings per Share
     Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method).

For the three months ended September 30, 2005 and 2004, approximately 394,000 stock warrants to purchase common stock were excluded from the calculation, as their exercise price of $2.57 was greater than the average market price of the common stock during the periods. For the nine months ended September 30, 2004, approximately 394,000 stock warrants to purchase common stock, were excluded from the calculation, as their exercise price of $2.57 was greater than the average market price of the common stock during the period. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Numerator:

Net income	$280,737	$189,930	$633,829	$501,154

Denominator:
Weighted average common shares for basic calculation	6,193,364	6,180,864	6,188,739	5,880,374

Weighted average effect of dilutive securities:
Warrants	—	—	26,505	—

Denominator for diluted calculation	6,193,364	6,180,864	6,215,244	5,880,374

Earnings per share- basic	$0.05	$0.03	$0.10	$0.09

Earnings per share- diluted	$0.05	$0.03	$0.10	$0.09

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.
     Historically, the identification and development of new products, and expansion of the Company’s sales organization have achieved growth. There can be no assurance that we will be able to continue to develop new products or expand sales to sustain rates of revenue growth and profitability in future periods. Any future success that the Company may achieve will depend upon many factors including those that may be beyond the control of the Company or which cannot be predicted at this time. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.
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
(a) Background
Summary
     The Company continues its rapid growth in sales and profits during 2005. Net sales for the nine months ended September 30, 2005 totaled $7,720,369, a 53% increase over 2004. Net income for the nine months ended September 30, 2005 was $633,829, or 10 cents per share.

     The Company continues to develop new products, in addition to the food processing, ATV accessories and additional gun cleaning items added earlier this year. Reorders of these new items during the third quarter were in line with the Company’s expectations. In addition, the Company has received purchase orders from Wal Mart for Holiday promotions for a new Camo Sportsman’s Lighter and its wooden toolbox. The Company continues to believe it will reach its projections of $14,000,000 to $16,000,000 in sales and 23 to 26 cents earnings per share for the year.
     The Company has recently invested in new accounting and information systems software, as well as upgraded its computer hardware system. These new systems will enable the Company to better manage its inventory needs, as well as provide better and timelier information needed to manage the Company’s operations. This new system is scheduled to be fully operational by the end of 2005.
Details
     We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. Our products consist of gun cleaning kits and accessories, gunlocks, trigger locks, security safes, specialty safes, personal protection devices and items such as medical alarm alerts for the health care industry. In recent years we have placed particular emphasis on gun cleaning kits and gun accessories, as well as gun safety devices.
     A significant portion of our business is with mass-market retailers, primarily Wal-Mart, as well as gun manufacturers. With the addition of our “Gunmaster” gun cleaning kits, we continue to increase our business with sporting goods retailers and distributors.
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
     Management believes that continued growth would require the Company to continually innovate and improve its existing line of products and services to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners and other outdoor activities.
     In addition to our traditional products, our management is actively pursuing initiatives, which may add complementary businesses, products and services. These initiatives are intended to broaden the base of revenues to make us less dependent on particular products. By developing businesses which focus on products and services which complement our current line of products, and our current customer base, management hopes to leverage these opportunities to not only develop new sources of revenue, but to strengthen the demand for our existing products.
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
     Gun Safety. We market ten (10) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel, keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Nine of the Company’s gunlocks and three safes have been certified for sale consistent with the standards set out by the State of California.
     Personal Security. We market seven (7) different electronic security devices designed to protect the person. These include the Body Alarm, Key Alert, SWAT Steering Wheel Alarm, SWAT Talking Car Alarm, Warning Module, Glass Window Alert and Patient Alarm. We also market non-electronic security devices such as pepper spray and tear gas.
     Non-Security Products. We market through Wal-Mart and other customers nationwide, the Sportsman’s Cigarette/Cigar Lighter, a windproof, water-resistant refillable butane lighter. We also market two licensed exclusive products, the Clampit Cupholder and Plateholder. We also market three (3) food processing items and ATV accessories.
     Our website (www.dactec.com) has been redesigned. All of our products are available via e-commerce on this new site. Our web site is intended to be the only direct link by the Company to the retail market.
(b) Financial Condition and Results of Operations
Results of Operations
     For the nine months ended September 30, 2005, the Company had net income of $633,829 on net sales of $7,720,369 as compared to net income of $501,154 on net sales of $5,053,397 for the same period in 2004. These represent increases of $132,675 (26%) in net income, and $2,666,972 (53%) in net sales, respectively.
     Sales of the Company’s line of GunMaster gun cleaning kits continue to grow significantly, accounting for approximately 70% of the Company’s sales. Sales of these kits for the nine months were $5,523,019, evidencing an increase of $2,239,680 for the nine months ended September 30, 2005 as compared to the same period in 2004. This increase accounts for 87% of the Company’s increase in sales during this nine-month period. Gunlock sales have decreased 16% for the nine months ended September 30, 2005 as compared to the same period in 2004.
     As discussed in previous reports, the Company is still experiencing the effects of a price increase from its overseas manufacturers late in 2004. These increases were due to increases in commodity prices in 2004, particularly for brass and steel, which are the primary components of our safes, and gun-cleaning kits. These increases have affected the Company’s gross profit margins, resulting in a decrease from 39% for the nine months ended September 30, 2004 to 36% for the nine months ended September 30, 2005.
     Operating expenses for the nine months ended September 30, 2005 were $1,597,806 as compared to $1,240,702 for the same period in the prior year, an increase of $357,104, or 29%. Increases in operating expenses are expected as sales increase. The Company believes the increase is reasonable when compared to the 53% increase in sales. Most of the increase is due to the increases in variable expenses such as sales commissions and shipping costs, which fluctuate based on sales volumes.
     Income from operations increased from $732,712 for the nine months ended September 30, 2004 to $1,177,881 for the same period in 2005, an increase of $445,169, or 61%. This increase is due to the 53% increase in sales, while at the same time operating expenses only increased 29%.
     During the first two quarters of 2004, the Company benefited from the effects of net operating loss carry forwards for tax purposes, resulting in an income tax provision of only 21% for the first nine months of 2004. These net operating loss carry forwards were completely utilized in 2004. For 2005, the Company is subject to an effective tax rate for federal and state purposes of 38%. Had this same rate been in effect in 2004, net income for the nine months ended September 30, 2004 would have been approximately $383,000 instead of the reported $501,154. This would have reflected an increase in net income of 65% as compared to the actual increase of 26%.
Financial Condition
     A summary of the significant balance sheet items at September 30, 2005 as compared to year-end December 31, 2004 is presented below:

	Sept. 30, 2005	Dec. 31, 2004
Accounts receivable	$708,770	$477,150
Due from factor	613,864	1,261,480
Inventories	3,640,874	1,933,112
Total current assets	5,224,224	3,909,358
Accounts payable	2,106,439	1,158,562
Total current liabilities	2,503,700	1,839,338
Working capital	2,720,524	2,070,020
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

     Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due from factor represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At September 30, 2005 and year end December 31, 2004, these amounts were as follows:

	Sept. 30, 2005	Dec. 31, 2004
Total accounts receivable	$3,127,363	$3,669,863
Less: assigned receivables	(2,418,593)	(3,195,713)

Net accounts receivables	$708,770	$477,150

Assigned receivables	$2,418,593	$3,192,713
Less: Funds advanced	(1,804,729)	(1,931,233)

Due from factor	$613,864	$1,261,480

     Accounts receivable, assigned receivables, funds advanced by factor and due from factor have all decreased since December 31, 2004. This is due to the seasonal nature of the Company’s business, which is related to the fall and winter hunting and holiday seasons. The fourth quarter 2004 sales were $4,298,955 as compared to $3,193,129 for the third quarter of 2005. This decrease in sales results in decreases in all of these items.
     Inventories at September 30, 2005 were $3,640,874 as compared to $1,933,112 at December 31, 2004. This increase of $1,707,762 is expected and intentional as it was necessary to build up inventory during the third quarter in order to meet the expected sales volume in the fourth quarter. Accounts payable at September 30, 2005 were $2,106,439 as compared to $1,158,562 at year-end December 31, 2004. This increase of $947,877 is directly related to the build up of inventory and the corresponding increase in amounts owed to the Company’s manufacturer. Because of the Company’s increased cash flow, liquidity and availability of cash, the amount owed to the Company’s manufacturer has only increased $909,068 as compared to the increase in inventory of $1,707,762.
(c) Liquidity and Capital Resources
     Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending September 30, 2005, our factor had advanced us $1,804,729.
     The Company has two notes payable at a local bank, which matured November 1, 2005 and November 12, 2005, in the principal amounts of $130,806 and $107,555, respectively. Both of these notes have been renewed for an additional three years at an interest rate of 7.70%.
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
     On July 28, 2005, the U.S. Senate passed the “Protection of Lawful Commerce in Arms Act.” On October 20, 2005,the U.S House of Representatives passed the Bill as well. The president has stated he will sign the Bill . The Bill provides broad immunity from civil lawsuits filed by dozens of cities and municipalities against gun makers, dealers and distributors. This Bill will protect gun manufacturers and distributors from lawsuits stemming from the criminal use of their products. It will not prohibit lawsuits against the manufacturer when the firearm is found to be defective or against the distributor when the firearm was sold improperly. Supporters argue such lawsuits are frivolous and seek to shift blame from the individual to the manufacturer. Opponents counter the legislation is politically motivated. This Bill also requires that trigger locks or a safe storage device, such as a gun-safe, accompany all handguns sold by licensed dealers. The gun safety provision of the bill is the type of popular legislation that has been attempted in the past but has traditionally failed due to it being tied to a larger, more political Bill, in this instance, one that would shield the gun industry from lawsuits. Moreover, should such Bill become law, it is uncertain as to what, if any, impact it will have on the Company’s revenues or the Company’s operating expenses.
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
     On July 21, 2005, the Chinese established a currency basket to determine the exchange rate between the renminbi and the US dollar. This change has resulted in a 2% decrease in the value of the US dollar against the Chinese currency. There is great speculation as to the long-term effect of this change. In discussions with its trading partners in China, the Company does not believe there will be any significant effect on its ability to continue to produce highly competitive priced products for its customers. To date the Company has not experienced any adverse price change due to the foregoing.

(e) Critical Accounting Estimates
     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2004 audited consolidated financial statements included in the Company’s Form 10KSB. The quarterly financial statements for the period ended September 30, 2005, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2004, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
(f) Off-Balance Sheet Arrangements
     Since 2003, our Chief Executive Officer, David Collins, leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins of $5,500, for approximately 1,200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm’s length negotiation; however, the Company has determined the arrangement to be competitive with comparable office space and secretarial support.

     The Company does not use affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring it to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.
ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2005, such controls and procedures were effective.
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
(f) Sarbanes-Oxley Section 404 Compliance
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004 ad we will also not be subject to such requirements for the current fiscal year ending December 31, 2005. We have begun evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls as a required part of our Annual Report on Form 10KSB beginning with our report for the fiscal year ending December 31, 2007.
     Notwithstanding, there is risk that we may not be able to comply with all of the requirements imposed by this rule. At present there is no precedent available with which to measure compliance adequacy. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

PART II
ITEM 1. LEGAL PROCEEDINGS
     As reported on Form 8-K filed September 7, 2005, the litigation Legel vs. DAC Technologies Group International, Inc., et al, involving the suit and countersuit between Larry Legel, the Company’s former Director, and his wife Brenda Legel, and the Company and its CEO, David Collins, has been resolved. The litigation has been dismissed with prejudice, and the Company and its stock transfer agent have been released from all claims and liability to the Legels. Unrelated to the Company’s settlement, settlement has also been reached related to the claims between the Legels, Collins and the Collins Childrens Trust.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 –K
     A Form 8K was filed on September 7, 2005, and is incorporated herein by reference. The following documents are incorporated by reference from Registrant’s Form 10SB filed with the Securities and Exchange Commission (the “Commission”), File No. 000-29211, on January 28, 2000:

Exhibits
2	Acquisition Agreement
3 (i)	Articles of Incorporation
3(ii)	By-laws
Exhibits required by Item 601 of Regulation S-B attached:

Exhibits
31.1	Certification of David A. Collins Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Robert C. Goodwin Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of David A. Collins Pursuant to Rule 13a-14(b) or Rule 15d-14(c) of the Securities Exchange Act of 1934 and 18U.S.C. Section 1350
32.2	Certification of Robert C. Goodwin Pursuant to Rule 13a-14(b) or Rule 15d-14(c) of the Securities Exchange Act of 1934 and 18U.S.C. Section 1350

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

By:	/s/ David A. Collins
David A. Collins, Chairman, CEO and Principal Executive Officer

By:	/s/ Robert C. Goodwin
Robert C. Goodwin, Principal Accounting Officer and Principal Financial Officer

Dated: November 14, 2005