Form 10KSB
period 2005-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2006-04-03
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10K-SB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________TO __________
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
Common Stock, par value $0.001
CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT. ☐
CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ☒ NO ☐
     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT YES ☐ NO ☒
STATE ISSUER’S REVENUES FOR ITS MOST RECENT FISCAL YEAR. $13,351,115
     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF MARCH 27, 2006 WAS APPROXIMATELY $9,778,059
     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 27, 2006, 6,323,364 SHARES OF COMMON STOCK ARE ISSUED AND 6,193,364 ARE OUTSTANDING.
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

 ii

UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “COMPANY,” “WE,” “US,” AND “OUR,” REFER TO DAC
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

     Our primary business is gun safety and gun maintenance; our target consumer base is sportsmen, hunters and outdoorsmen, and recreational enthusiasts. In part, we judge the size of our market by the reported statistics concerning the sale and manufacture of guns. In 2006, the American Firearms Industry (“AFI”), a firearms trade association, estimated that in the United States there are over 200 million firearms, which include 60-65 million handguns. In addition, the AFI reports that over the past 10 years, the manufacture of handguns has modestly declined from 2.6 million in 1994 to just over one million in 2004. Rifle and shotgun production has remained more stable with manufacture of 2.6 million in 1994 and 2.1 million in 2004. The size of this market is not to imply that we have achieved a significant penetration into the market for our gun- related products. According to the U.S. Department of Alcohol, Tobacco, Firearms and Explosives, a principal law enforcement agency within the United States Department of Justice, there were approximately 1,024,000 handguns manufactured in 2004, with 74% of the manufacturers reporting.
(2) Business Plan
     We are in the business of developing, outsourcing the manufacture, and marketing of various consumer products, patented and non-patented. Our products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes, although in recent years we have expanded into other product areas. In 2003, we added to our product line a line of gun cleaning kits, which we have continued to expand into 2006. In 2005, we also added a line of meat processing items, which is consistent with our business philosophy of marketing products to sportsmen, hunters and outdoorsmen, and recreational enthusiasts.
     A significant portion of our business is with the mass-market retailer Wal-Mart. However, we have been able to considerably increase our business with firearm manufacturers, as well as large sporting goods retailers and distributors. Our line of GunMaster gun cleaning kits has enabled us to establish relationships in the sporting goods market, which has allowed the Company to expand its non-gun-related product line.
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
     In addition to our traditional products, our management is actively pursuing initiatives, which may add complementary businesses, products and services. These initiatives are intended to broaden the base of revenues to make us less dependent on particular products. By developing businesses which focus on products and services which complement our current line of products, management hopes to leverage these opportunities to not only develop new sources of revenue, but to strengthen the demand for our existing products. All of our products are available via e-commerce on our website, www.dactec.com. Our web site is intended to be the only direct link by the Company to the retail market.
(3)	Products
     A. Introduction.
     Our products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gunlocks, trigger locks, cable locks and security safes. In 2003, we introduced our line of GunMaster gun cleaning kits and accessories, and have continued expanding this line in 2004, 2005, and 2006.
     Because of the tremendous success of the GunMaster, the Company has placed particular emphasis on developing this product line. From the initial introduction of our gun cleaning kits in June 2003, the Company had thirty-two separate models in this product line by the end of 2005. In 2004, sales were $6,765,926, or 72% of sales. In 2005, sales of the GunMaster gun cleaning kits increased to $10,060,754 or 75% of sales. This represented a 49% increase over 2004. The Company currently has seven varieties of its GunMaster gun cleaning kits carried as permanent items in the 2,900 Wal-Mart stores that carry gun accessories.
     Because of the success of the GunMaster line, the Company has been able to add to its customer base a number of large sporting goods retailers and distributors such as Dick’s Sporting Goods, RSR Group, Inc., Jerry’s, AcuSport, Academy Sports and Cabela’s. The addition of these sporting goods customers has positioned the Company to expand its product line into other, non-gun related sporting goods items
     Our products can be grouped into four main categories: (a) gun safety, (b) gun maintenance, (c) personal security, and (d) non-security products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer our products with the assistance of our Chinese and domestic manufacturers, who are responsible for the tooling, manufacture and packaging of our products.
     B. Security Products
(1)	Gun Safety. We market twelve (12) different gun safety locks and five security and specialty safes. The lock’s composition ranges from plastic to steel, keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gun locks and two of the safes have been certified for sale consistent with the standards set out by the State of California. These California standards have been adopted by other states and by a variety of gun manufacturers.

(2)	Gun Maintenance. We market over thirty-two (32) different gun cleaning kits and rod sets used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also carry a full line of replacement pieces for each kit.

(3)	Personal Security. We market four (4) different electronic security devices designed to protect the person. These include our Body Alarm, Key Alert, Glass Window Alert and Patient Alarm.

(4)	Non-security Consumer Products. We market two licensed products, the Clampit Cupholder and Plateholder. We also market through Wal-Mart and other customers nationwide, the Sportsman Lighter, a windproof, water resistant, refillable butane lighter. We have also added in 2005 three (3) meat processors and a portable light for ATV’s.
(4)	Manufacturing, Suppliers and Distribution.
     Through our foreign and domestic manufacturing agents, we manufacture, design and build our tooling, molds and products. Currently, at least 99% of our products, in particular our gun locks, cleaning kits, gun accessories, and security safes, are manufactured in mainland China. We customarily develop our manufacturing through trading companies located in China. Our principal agents are Nimax and MDD Trading, Ltd., which are trading companies/agents that are responsible for locating manufacturers for our gun safety, gun cleaning kits, security safes, and electronics products. These companies typically provide us with price lists for the manufacture and tooling of our products, which we may or may not negotiate. The products are then purchased from the manufacturers by the trading companies and sold to us at marked-up costs.
     Domestically, Taico Design Products, located in Sandwich, Illinois, manufactures our Clampit Cupholder and Plateholder.
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

     We utilize both internal sales personnel and commissioned independent sales representatives. We have increased our sales promotions and sales development activities to provide assistance to the independent sales representatives through the use of brochures, product samples and demonstration products. Our web site, www.dactec.com, serves both as a marketing tool and a platform from which are able to provide various support services for our independent sales representatives. Our website has e-commerce capability. We also utilize trade shows, both on a regional and national level to promote our products and to attract qualified sales representatives.
     Our management attempts to maintain sufficient inventory levels to meet customers’ demands, but there can be no assurance that we will be successful in doing so. Turnaround time from the date we place an order with our manufacturers until the product is received in our distribution center is normally between four to six weeks. This quick turnaround time allows us to maintain minimum inventory levels. However, since we outsource our manufacturing, a good portion of which is done in China, it is difficult to predict the efficiency of our vendors. Outsourcing to a foreign country also subjects our manufacturing to the risk of political instability, currency fluctuation and reliability. See “Risk Factors.”
(5)	Competition
     We operate in a very competitive industry, dominated by national and international companies with well-established brands, all of whom are better capitalized, have more experience in our industry and have established varying degrees of consumer loyalty. There are no assurances we will ever be successful in establishing our brands or penetrating our target markets. Our products compete with other competitors’ gun cleaning kits, lock boxes, trigger locks, cable locks, ring locks and the evolving smart guns. Many of these products are more widely known than the Company’s products. While we believe that our products are favorably priced to comparable products on the current market, we nevertheless expect competitors to develop and market similar products at competitive prices, possibly reducing the Company’s sales or profit margins or both. (See “Risk Factors”)
     Some of our competitors in the business sectors which we operate in are:
•	Gun Safety – Master Lock (which presently controls 60%-70% of the market), Smith & Wesson, and Shot Lock.

•	Gun Cleaning Kits – Outers and Hoppes.

•	Security Safes – Sentry Safes, GunLocker and Gun Vault.

•	Personal security – competitors are varied and mostly smaller vendors.

•	Non-security products – competitors are various small and large vendors.

     We are subject to competition that is expected to intensify in the future because we believe that the number of competitors is increasing. There are no significant barriers to entry into our markets. We feel our greatest difficulties in competing come in areas such as gun maintenance, gun safety and security safes where our competitors generally are bigger, better known, and have greater resources including capital and personnel. We realize it is important to achieve brand name recognition in establishing a market share, which, in turn generates additional market share given consumers’ preferences for brand names. We believe that while brand names operate effectively in mainstream product distribution, there is significant opportunity for lesser-known names with specific products and solutions that appeal to consumers. The keys to our maintaining a competitive position are product design, pricing, quality of the product and the maintenance of favorable relationships with various mass merchandisers.
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
     Although we have numerous customers, we generally sell on the basis of purchase orders, rather than fixed contracts, primarily to:
•	National retail chains Wal-Mart and Kmart (in 2005, these national chains represent 57% of sales);

•	Distributors such as Dick’s Sporting Goods, RSR Group, Inc., Jerry’s Sport Center, Inc, Acu-Sport Corp., and Cabela’s Catalogue Co. (representing 13% of sales); and,

•	Gun manufacturer’s such as Savage Arms, Browning, Marlin, Glock and SIG-Arms (representing 7% of sales)

•	Regional retail chains and sole proprietors (representing 23% of sales)
     Wal-Mart is the largest national discount retailer in the United States. Prior to filing its Chapter 11 bankruptcy reorganization in January 2002, K-Mart was the country’s second largest discount retailer and the fourth largest general merchandise retailer. K-Mart continues to operate and is currently a subsidiary of Sears Holding Co., having emerged from bankruptcy in May 2003.
     Demand for our gun cleaning kits has presented opportunities in the sporting goods market for our existing products and development of new products. By developing these new markets we will be able to be less dependent on our primary customers.
     While our arrangements with customers vary, we generally sell on the basis of purchase orders rather than fixed contracts. A purchase order represents a written contract to purchase a specified product(s) at a specified price. Any future orders from a particular customer would be dependent upon that customer’s ability to sell the product. Some customers do issue “Blanket” purchase orders, which request delivery of a specified quantity over a specified period of time.

     Credit is extended to customers, generally on 30 or 60-day terms. Credit approval is performed by the Company’s factor. Any credit approved by the factor is on a non-recourse basis, thus there is no risk of loss due to non-payment to the Company. For any customers whose credit is not approved by the factor, the Company will make other arrangements, such as prepayment or COD (Cash on Delivery).
     The Company does have a limited warranty on most of its products, typically for one year from date of purchase. The Company does accept return of defective products, and will either replace at no charge or issue credit to the customer for the defective product. The cost to the Company for defective products in 2005 was less than 1% of sales.
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
     We believe that protection of proprietary rights to our products is important because, as we are in a highly competitive market, a patent provides us with a competitive advantage by limiting or eliminating similarly designed competitive products. To this end, we have obtained U.S. patents on certain of our products as follows:

Model	Patent No.	Expiration
TVP095 Trigger Lock	Des. 375,342	2009
SWA 03 SWAT Steering Wheel Alarm	Des. 365,774	2009
KAL 201 Personal Safety Alarm	Des. 355,863	2008
Key Chain Alarm	5,475,368	2008
GWA 001 Glass/Window Alarm	Des. 371,086	2009
Defense Spray and Flashlight	Des. 375,994	2009
Gun Cleaning Kit case	7,020,994
     In addition, we have entered into licensing agreements giving us the exclusive right to sell the patented DAC Lok, a gun lock designed specifically for Glock handguns, and the Clampit Cupholder and Plateholder in the U.S., with certain minor exceptions.
     The Company currently has two patents pending related to a number of features of its gun cleaning kits. In April 2006, one of the patents was issued to the Company. In October 2005, the Company’s application to trademark the name “GunMaster” was received by the U. S. Trademark office, and remains pending.

     To date, we have not to date registered or trademarked any of our product names except for the “GunMaster.” (See, “Risk Factor”) We rely primarily on our patents and licensing arrangements with 3rd parties to avoid infringing on the products of others. We also use the services of patent attorneys to insure that our unlicensed and unpatented products do not infringe. We don’t patent or trademark all our products because of the cost and we have been advised by patent counsel that certain of the products are not patentable.
     Depending upon the development of our business, we may also wish to develop and market products, which incorporate patented or patent-pending formulations, as well as products covered by design patents or other patent applications.
     While we may seek to protect our intellectual property, in general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. See, “Risk Factors.” Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Moreover, inasmuch as we will often seek to manufacture products, which are similar to, those manufactured by others, it is critical for us to insure that our manufactured products do not infringe upon existing patents of others.
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
     On July 29, 2005, the U.S. Senate passed Senate Bill 397, the Protection of Lawful Commerce in Arms Act. The bill is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctive, or other relief resulting from the misuse of their products by others. The U.S. House of Representatives has not yet voted on passage of the bill, although it voted to pass similar legislation in 2004. If the legislation passes the House and is signed by the President of the United States, it should result in the dismissal of the remaining municipal cases and preclude similar cases in the future. There can be no assurance that judges in existing proceedings will dismiss cases currently pending before them.

     Notwithstanding these laws, there is not any federal law that requires the use of gunlocks, despite numerous attempts in Congress to pass such legislation. Most recently, on January 5, 2005, House Bill H.R 246 (Child Gun Safety and Gun Access Prevention Act of 2005) was introduced for the purpose of increasing youth gun safety by raising the age of handgun eligibility and prohibiting youth from possessing semiautomatic assault weapons. The Bill, if passed into law in its present form, will make it unlawful for any licensed importer, licensed manufacturer, or licensed dealer to sell, transfer, or deliver any firearm to any person (other than a licensed importer, licensed manufacturer, or licensed dealer) unless the transferee is provided with a secure gun storage or safety device.
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
     Many CAP laws require that the guns be safely secured - this can be done easily by storing the gun in a locked box, or by attaching an effective child-safety lock. These locks can preserve quick access by the owner for self-protection in the home while preventing young children from firing the locked gun. California, Connecticut, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Rhode Island specifically require dealers to sell child-safety locks with every handgun.
     Additionally, the State of California has enacted legislation that establishes performance standards for “firearm safety devices”, “lock-boxes” and “safes”. This legislation requires manufacturers to have their products tested by an independent testing laboratory in order to be listed as an approved device. Effective January 1, 2002, this legislation required that an approved safety device accompany every firearm sold in the state. Effective January 1, 2003, the legislation was expanded in that any firearm safety device sold within the state must be approved. Our products sold in California comply with these standards.
     In Florida, it is a crime to store or leave a loaded firearm within the reach or easy access of a child if the child gains access to the gun. The law does not apply if the firearm is stored in a locked box, secured with a trigger lock.
•	The penalty is a misdemeanor unless the minor injures someone in which case it is a felony.

•	Child is defined as anyone under the age of 16.

     Gun dealers are required to provide purchasers with a written warning about the law, as well as place a warning sign at the counter.
     The fact that gun safety laws are passed by federal, state, or local governments does not ensure that the demand for our products will increase.
(9)	Research and Development.
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
     We currently employ ten (10) employees, all of whom are full-time: President & Chief Executive Officer, Chief Financial Officer, Vice President of Manufacturing, Salesman, Information Systems Tech, receptionist/clerk, shipping manager and three full-time warehouse workers. There are no collective bargaining agreements.
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
     Our growth program and future profitability remains uncertain. We believe that operating results will be adversely affected if start-up expenses associated with our new product lines are incurred without sufficient revenues. Moreover, future events, including unanticipated expenses or increased competition could have an adverse effect on our long-term operating margins and results of operations. Consequently, there can be no assurance that our Company’s growth program will continue consistent with historical trends and will continue to result in an increase in the profitability of our operations.
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
     We depend on purchase orders and have no long-term contractual relationship with our customers. Our business relationship is based upon purchase orders with our customers. We have no contracts, which require any of our customers to continue to purchase our products. Although we have had long-term relationships with many of our customers, there can be no assurance that such relationships will continue or that customers will continue ordering our products.
     We depend on foreign contract manufacturers for substantially all of our manufacturing requirements. During 2005, the Company purchased 99.9% of its products from one major supplier, who in turn distributes the manufacturing to multiple companies in mainland China. The Company is dependent upon this supplier continuing in business and its ability to ship to the United States, but believes that it could replace this supplier, if required to, at similar quality and terms. We rely on contract manufacturers to procure components, assemble, and package our products. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would have an adverse effect on our business.

     In addition, the outsourcing production of our products is almost universally with non-U.S. manufacturers. Our primary relationship with our foreign contract manufacturers has been accomplished through our agents located in Shanghai, China. Because our primary manufacturer is located in mainland China, we are exposed to risks of political uncertainty, including U.S. foreign trade treaties, foreign laws and currency fluctuations. While we believe there are alternative manufacturing companies available at competitive prices, any interruption in the operations of one or more of these foreign contract manufacturers or delays in their shipment of products would adversely affect our ability to meet scheduled product deliveries to our customers and as a consequence adversely impact our business.
     While we manufacture a variety of products, we rely primarily on the sale of gun cleaning kits and gunlocks as our major source of revenue. Although we sell a number of different products, we rely primarily on two products -gun cleaning kits and gun locks-which account for approximately 85% of our total revenues. Should our sales of either of these products significantly decline due to the loss of customers, or a declining market in which such customers reduce orders or request reduced prices, it could have a material adverse effect on our business.
     We may be unable to compete favorably in the highly competitive gun cleaning, security products and gunlock industry. The manufacture and sale of gun cleaning kits, security safes and gunlock products is highly competitive and there are no substantial barriers to entry into the market. Most of our competitors are large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. These companies may succeed in developing proposed products that are more effective or less costly than our proposed products or such companies may be more successful in manufacturing and marketing their proposed products. An increase in competition could result in a loss of market share.
     We may not be able to attract and retain the qualified personnel we need to succeed in the future. At present, the success of our company is highly dependent on our chief executive officer, David A. Collins and our Chief Financial Officer, Robert Goodwin. Our future success will depend in part on our ability to attract and retain qualified personnel to manage the development and future growth of our company. There can be no assurance that we will be successful in attracting and retaining such personnel.
     We anticipate eventual state and federal gunlock legislation and regulation, which may cause the Company to incur unanticipated expenses. While gun-locking devices are currently not regulated under federal or most state statutes or regulations, it is likely that such devices will be regulated in the future. At the present time, the state of California has established standards for gunlocks which must accompany the sale of any firearm. Other states have adopted or are considering such legislation. In an effort to develop a national standard, the firearms industry is working with the U.S. Consumer Products Safety Commission to develop reasonable performance standards for gunlocks. If new laws create design specifications, it may require the Company to retool its current products to meet those specifications, thus creating additional expenses that will result in the reduction of profit. Moreover, there can be no assurances that our devices will meet the requirements of such future regulations, in which case, sales of such devices by us would be adversely affected.

     We may be adversely affected by legislation and regulation over firearms. The business of all producers and marketers of firearms and firearms parts is subject to thousands of federal, state and local laws and governmental regulations and protocols. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. From time to time, congressional committees review proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. When such laws restrict the ownership of guns, they will have a material adverse effect on our business since our major products are gun related. Such laws, rules, regulations and protocols are subject to change. There can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.
     We extend credit to our customers and should our customers default on their obligations to us, we may be subject to credit risk. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers. Approximately 87% of these trade receivables were subject to a factoring agreement. These accounts are factored on a non-recourse basis, which reduces the Company’s exposure to credit risk. We also maintain allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company’s customer base and its customer’s financial resources.
     We have not registered or trademarked any of our product names to date. While we may seek to protect our intellectual property, and have filed for the GunMaster trademark, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Among other things, it could foster more competition or create identical products sold under different labels. Moreover, inasmuch as we will often seek to manufacture products, which are similar to those manufactured by others, it is critical for us to insure that our manufactured products do not infringe upon existing patents of others. Patent and other intellectual property type lawsuits are extremely expensive to prosecute or defend, and in either case success cannot be assured.
     The Company has engaged in several related-party transactions, which were not effected in arms-length transactions. On occasion, we have engaged with related parties, including our chief executive officer and certain shareholders in related party transactions. These transactions include loans made by and to the Company, and were not arms-length. See, “Certain Relationships and Related Transactions” at Item 12 below. There has been no independent evaluation of the transactions, and therefore there can be no assurance that these transactions are fair to the Company.

     The Company at present is without a lease for its premises. The Company’s lease expired in April 2005, and is currently occupying its business premises in Arkansas on a month-to-month basis. The Company is presently negotiating with the landlord to acquire more space to satisfy its growth demands, and while the Company believes that it will be able to enter into a satisfactory lease arrangement, there can be no assurance that will be the case. If an appropriate arrangement cannot be achieved, the Company believes that comparable office and business space is available in the Little Rock area and the move will cause inconsequential disruption to its business.
ITEM 2. DESCRIPTION OF PROPERTY
     Our corporate headquarters are located at 1601 Westpark Drive, Suite 2, Little Rock, Arkansas 72204. This location consists of approximately 2,000 square feet of office space and 14,000 square feet of warehouse space. All of the administrative, accounting and shipping functions are performed at this location, as well as some sales. This space was leased at a monthly rent of $5,537 for one year, and expired April 30, 2005. There are two one-year renewal options at a monthly rental of $6,436. The Company elected not to exercise the renewal option on this space, and is currently renting this space on a month-to-month basis for $5,537 per month. The Company is currently working with its present landlord to secure a larger facility. The Company also maintains an executive office in Miami Beach, Florida at the residence of its president, David A. Collins. The Company pays a monthly office allowance to Mr. Collins, the Company’s President, of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm-length negotiation; however, the Company has determined the arrangement to be competitive with comparable office space and secretarial support.
ITEM 3. LEGAL PROCEEDINGS
     On December 16, 2005, Continental Western Insurance Company filed suit against the Company in the Circuit Court of Pulaski County, Arkansas, claiming unpaid insurance premiums in the amount of $236,121 relating to the product liability potion of the policy. The premiums are calculated based upon the Company’s revenues and a classification code applied by the insurance company. The Company’s counsel believes that the Company will prevail on the merits and defeat the claim, should the matter go to trial. As a result of the dispute, the Company has changed its insurance carrier for the period commencing July 12, 2005.
     On November 8, 2005, the Company was sued in the Court of Common Pleas, in Dauphin County, Pennsylvania, by Marie Ann Rhayam, on a products liability claim involving a 12-year-old boy who allegedly “defeated” a gunlock manufactured by the Company, and shot and wounded the plaintiff’s son. The suit seeks unspecified damages. The Company’s attorney believes that the Company will prevail on the merits and defeat the claim. A demand has been made on the Company’s former insurance company, Continental Western Insurance Company for coverage of the claim.
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

     In August of 2003, this suit went to trial before a twelve (12)-member jury in the Circuit Court of Pulaski County, Arkansas. The jury awarded the Company damages in the amount of $1,650,560, against Skit and Uni-Skit, which includes the value of the returned shares of stock previously issued to the defendants. In addition, all counterclaims of the defendants were dismissed. Pursuant to an order of the Court, the shares issued to the defendants have been cancelled and reissued to the Company. Thereafter, defendant Skit International, Ltd. filed a Motion to Set Aside Judgment. The Court denied this motion and no appeal has been filed.
     On November 9, 2005, Skit International, Ltd. filed a Complaint for Declaratory Judgment in the United States District Court, Eastern District of Arkansas, Western Division, seeking once again to set aside the judgment against Skit International, Ltd., based upon the allegation that Skit International, Ltd.’s former attorney did not have authorization to act on its behalf with respect to the Pulaski County case, and that the Arkansas Court did not have personal jurisdiction over the defendant. Based upon advice from its legal counsel, the Company believes that this matter will also be dismissed, and the Company will be able to pursue the collection of the outstanding judgment against Skit International, Ltd.
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
     The litigation, Legel v. DAC Technologies Group International, Inc., et al, which has previously been reported in the Company’s periodic reports, involving the suit and countersuit between Larry Legel, the Company’s former director, and his wife Brenda Legel, and the Company and its CEO, David Collins, has been resolved. The litigation has been dismissed with prejudice, and the Company and its stock transfer agent have been released from all claims and liability to the Legels. Of the 177,400 shares of the Company stock which the Legels received, 115,400 will be returned to the Collins Childrens’ Trust, leaving the Legels with 62,000 shares (placed in the name of their company Glacier Marketing International, Inc.), and cash to be paid by the Trust and not the Company. The Company will not be required to compensate the Legels in any manner, other than to pay costs of the transfer of stock and the costs for any legal opinion to transfer stock. If and when the Legels, who no longer serve in any capacity with the Company except as shareholders, decide to sell the 62,000 shares of the Company’s common stock in the marketplace they may do so at the rate of no more than 5,000 shares per week. This matter had been previously reported in the Company’s 8-K on September 6, 2005.
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

Quarter Ended	High	Low
March 31, 2004	$2.25	$1.09
June 30, 2004	$2.30	$1.60
September 30, 2004	$2.20	$1.51
December 31, 2004	$2.99	$1.67
March 31, 2005	$3.65	$2.30
June 30, 2005	$2.84	$2.24
September 30, 2005	$2.85	$2.14
December 31, 2005	$2.60	$2.14
     As of March 27, 2006, there were approximately 61 holders of record, excluding those held in street name, of our 6,193,364 shares of common stock outstanding.
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

Equity Compensation Plan Information
Number of
securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding options,	outstanding options,	securities
	warrants and rights	warrants and rights	reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	None – none outstanding	zero – none outstanding	1,000,000
Equity compensation plans not approved by security holders	None – none outstanding	zero – none outstanding	None
Total	None	None	1,000,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following Management Discussion and Analysis of Financial Condition and Results of Operations is qualified by reference to and should be read in conjunction with, our Consolidated Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10K-SB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.
(1)	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     2005 Summary
     During 2005, the Company reported net income of $1,180,547 on net sales of $13,351,115, representing increases of 17% and 43%, respectively, over 2004 figures. Earnings per share increased from 17 cents per share in 2004, to 19 cents per share in 2005.

     In 2005, the Company wrote-down the value of some slow moving inventory by $35,250. This non-cash charge to income decreased earnings per share by one cent. Management believes it will be able to liquidate this inventory for an amount in excess of its carrying value.
     The Company’s growth continues to come from its expanded line of GunMaster gun cleaning kits, as well as new products being added each year. New products added in 2005, in addition to gun cleaning items, included a line of meat processing items, a portable ATV light, a new Camo Sportsman’s lighter, and three new security safes. In 2006, the Company has begun a private label program for some of its larger retail and distributor customers, as well as a direct import program. Higher quality gun cleaning kits are being developed for some of our retail and gun manufacturer customers. The Company has also added a gun carrying case with a built-in cleaning kit, and a game processing kit to compliment our meat processing line.
     Financial Condition
     The Company’s overall financial condition continues to improve greatly as a result of increasing profits.
     A summary of the significant balance sheet items is summarized below:

	2005	2004
Accounts receivable	$692,690	$477,150
Due from factor	$1,313,618	$1,261,480
Inventories	$2,704,310	$1,933,112
Accounts payable-trade	$981,042	$1,158,562
Income taxes payable	$380,843	$341,701
Total current assets	$4,920,677	$3,909,358

Total current liabilities	$1,658,106	$1,839,338
Net working capital	$3,262,571	$2,070,020
Total assets	$5,499,502	$4,467,562
Stockholders equity	$3,825,896	$2,612,724
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

     Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. “Due from factor” represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At December 31, 2005 and 2004, these amounts are calculated as follows:

	2005	2004
Total accounts receivable	$5,512,193	$3,669,863
Less: assigned receivables	(4,819,503)	(3,192,713)

Net accounts receivables	$692,690	$477,150

Assigned receivables	$4,819,503	$3,192,713
Less: Funds advanced	(3,505,885)	(1,931,233)

Due from factor	$1,313,618	$1,261,480

     The increase in accounts receivable is related to the seasonal aspect of the Company’s business, as well as the increase in sales. The major portion of the Company’s sales is derived from gun cleaning kits and accessories, and sales of these items increase during the fourth quarter as most areas of the country are into the hunting season. Many of the Company’s products also experience increases in sales at the retail level during the Christmas buying season. Fourth quarter sales increased from $4,298,955 in 2004 to $5,630,745 in 2005.
     This increase in fourth quarter sales and receivables also accounts for the increase in “Due from factor” line item.
     Inventories
     Inventories increased $771,198, or 40% from 2004 to 2005. This increase is directly related to the increase in sales and the inventory levels required to meet those sales.
     Liabilities
     Accounts payable decreased $177,520, or 15% from 2004. A significant portion of the Company’s accounts payable is related to inventory purchases. Because of the Company’s increase in operating profits, and cash provided from operations, the Company was able to significantly reduce the amount owed for these purchases.
     Results of Operations
     Significant operating items for the past two years are summarized below:

	2005	2004
Net sales	$13,351,115	$9,352,353
Income from operations	$2,195,083	$1,583,115
Income before income taxes	$1,963,464	$1,395,978
Net income	$1,180,547	$1,011,910
Earnings per share	$0.19	$0.17

     The increase in 2005 net sales of $3,998,762 represents a 43% increase over 2004. Sales of the Company’s gun cleaning kits and accessories increased $3,294,828 and accounted for 75% of the Company’s gross sales. Sales of the meat processing and ATV accessory lines added in 2005 totaled $622,848. Sales of the Company’s existing products, including its gunlocks, remained relatively unchanged from 2004. These increases, particularly in the sales of gun cleaning kits, are reflective of the shift in the focus of the Company’s product line.
     Operating expenses increased from $1,901,254 in 2004 to $2,530,270 in 2005. This is an increase of $629,016, or 33%. However, as a percentage of sales, operating expenses decreased from 20% to 19% of net sales. While the Company experienced increases in almost every expense category, management believes the increases were held to a minimum, based on the increase in sales. Those variable expenses that are directly related to sales levels, actually increased at a lesser rate than the increase in sales.
     Gross profit margins decreased from 37% of net sales in 2004 to 35% of net sales in 2005. As reported in last year’s 10K-SB, the Company expected margins to decrease in 2005 due to the price increase during 2004 from its overseas manufacturers. Gross margins in 2005 were also affected by the $35,250 non-cash charge to reserve for slow moving inventory.
     Income from operations and income before income taxes increased 39% and 41%, respectively, while net income only increased 17%. During 2004, the Company was still receiving tax benefits from the effects of net operating losses from prior years. This resulted in an effective tax rate in 2004 of only 28%, as compared to 40% in 2005. Had the Company been subject to the full tax rate of 40% in 2004, net income would have increased by 41%.
     Liquidity and Capital Resources
     Our primarily source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Repayment of advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending December 31, 2005, our factor had advanced to us $3,505,885.
     The Company has three demand notes with a local bank guaranteed by certain of our principal shareholders, David Collins and Dan Lasater. The loans bear interest at 7.00% and 7.70% and mature in 2006 and 2008. The principal collective balance of these loans on December 31, 2005 totaled $236,220. We believe our revenues will be sufficient to pay these obligations. If not, we will seek to refinance them or request our shareholders to pay their guarantees.
     Off-Balance Sheet Arrangements
     The Company is a party to a lease arrangement for its corporate headquarters. Information pertaining to this arrangement is present in Item 2 — Description of Property.

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
     State legislation has been effective in increasing gun safety and minimizing gun violence. One way of accomplishing this is to require gun manufacturers to incorporate safety devices similar to the Company’s products into all handguns sold. The first regulation of this kind was passed by the Maryland state legislature in early April 2000. This legislation required gun manufacturers to incorporate safety devices similar to the Company’s products into all handguns sold. The State of California enacted legislation to establish performance standards for “firearm safety devices”, “lock-boxes”, and “safes”. These standards prevent an attack on the gunlock or safe with hand tools, such as hammers, screwdrivers, electric drills, screw and hack saws. This legislation requires manufacturers to have their products tested by an independent testing laboratory in order to be listed as an approved device. This testing has resulted in significant expenditures to the company. We anticipate that similar standards will be adopted throughout the United States in the next few years.
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
     Inventories
     Inventories are valued at the lower of weighted average cost or market. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The Company records a valuation reserve for inventories for which costs exceed the net realizable value. Although the Company believes it is unlikely that any significant changes to the valuation reserve will be necessary in the near term, changes in demand for our products would result in changes to the valuation reserve.
ITEM 7. FINANCIAL STATEMENTS
     Our financial statements are contained in pages F-1 through F-20 following.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 8A. CONTROLS AND PROCEDURES
     As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes during the period covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
     There was no information reportable on Form 8K for the 2005 fourth quarter, which has not otherwise been reported.

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

Name	Age	Position	Term
David A. Collins	60	President, CEO, Director	2005-2006
Robert C. Goodwin	49	CFO/Director	2005-2006
     David A. Collins is a founder of the Company and it predecessors, and previously served as its President, CEO and Director from inception in 1993 until July 11, 2001. From July 2001 until May 2002, Mr. Collins served as a consultant to the Company, particularly in the areas of sales and marketing. In May 2002 Mr. Collins was reappointed as President, CEO and Chairman upon the resignation of James R. Pledger.
     Robert C. Goodwin has served as the Company’s CFO since its inception in July 1998, as well as DAC Arkansas continuously since 1993. In July 1998, Mr. Goodwin was elected to the Company’s board.

     Compliance with Section 16(a) of the Securities Act of 1934
     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2005, all Reporting Persons complied with all applicable filing requirements except as follows:
     Each of the following Reporting Persons failed to timely file:

Form 4: David Collins-four transactions filed late Form 5: David Collins-one transaction filed late Form 5 Dan Lasater- one transaction filed late
     The Company is not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Exchange Act.
     The Company at this point in time does not have a Code of Ethics but is working diligently at developing one, fitting to the Company’s needs and views.
ITEM 10. EXECUTIVE COMPENSATION
     The following table sets forth summary information concerning the compensation received for services rendered to us during the past three (3) fiscal years.
SUMMARY COMPENSATION TABLE

Annual Compensation				Long-Term Compensation
Awards Payouts
					Securities
Name &			Other Annual	Restricted Stock	Underlying Options/		All Other
Principal Position	Year	Salary	Compensation	Awards	SAR’s	LTIP Payouts	Compensation
Robert C.	2005	77,400
Goodwin, CFO	2004	73,500
	2003	66,000
David A. Collins	2005	120,000	391,047
Pres. CEO(1)	2004	120,000	293,141
	2003	120,000	57,000

     Board of Directors
     Our directors do not receive compensation in any form for their services as Directors.
     Employment Contracts
     David A. Collins serves in the capacity of Chairman and CEO under a five (5) year Employment Agreement commencing December 1, 2005. This Agreement may not be terminated by the Company except for cause, defined as a felony conviction, embezzlement, or violation of the non-compete or confidentiality provisions. If cause is found, Mr. Collins will cease to receive compensation. Furthermore, Mr. Collins may terminate his agreement at any time upon 30 days advance written notice to the Company; should he elect to do so, the Company will discontinue payment of benefits, except that any stock options already granted will remain in force. Should Mr. Collins be terminated from his position with the Company, he agrees not to compete with the Company for a period of twelve (12) months following the date of termination.
     All other officers and employees serve at the discretion of the Board of Directors, and do not have employment contracts.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2006 by (a) each person known by us to be the beneficial owner of five (5) percent or more of the outstanding common stock and (b) all executive officers and directors both individually and as a group. Included are any securities that any person or group identified has the right to acquire within sixty (60) days pursuant to options, warrants, and conversion privileges or other rights. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 6,193,364 shares of common stock outstanding.
(1)	Security Ownership of Certain Beneficial Owners.

	Name and Address of	Number of Shares		Percent
Title of Class	Beneficial Owner	Beneficially Owned		of Class
Common Stock	Dan R. Lasater	740,865		12.0%
	Little Rock, AR

Common Stock	Praetorian Capital Management LLC
	Miami Beach, FL	700,000		11.3%

Common Stock	David A. Collins	500,500	[1]	8.1%
	Miami Beach, FL

[1]	Includes 32,000 shares owned by the Collins Family Trust. David Collins acknowledges beneficial ownership and control of the shares held in this Trust. The beneficiaries of the Collins Family Trust are Payton P. Collins and David A. Collins, Jr.
(2)	Security Ownership of Management

	Name and Address of	Number of Shares	Percent
Title of Class	Beneficial Owner	Beneficially Owned	of Class
Common Stock	Robert C. Goodwin	19,073	0.31%
	Sherwood, AR

Common Stock	David A. Collins	500,500	8.1%
	Miami Beach, FL
     There are no arrangements, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     At December 31, 2005 and 2004, the Company has a non-interest bearing note receivable of $99,531 and $98,400, respectively, from David A. Collins, Chairman and CEO. This note is due December 31, 2006. This note was not negotiated in an arms-length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.
     At December 31, 2005 and 2004, the Company has a non-interest bearing note receivable of $72,518 and $72,518, respectively, from DAC Investment and Consulting, Inc., a company wholly-owned by David A. Collins, our Chairman and CEO. This note is due December 31, 2006. This note was not negotiated in an arms-length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.
     David A. Collins, Chairman and CEO, has personally guaranteed loans obtained by the Company from a local bank. The total of these loans at December 31, 2005 and 2004 was $236,220 and $293,406, respectively. The Notes are due on various dates in 2006 and 2008. The Company intends to refinance the loans when they mature; in the event they cannot be refinanced the Company believes it will have adequate resources to pay off the loans. Mr. Collins has also personally guaranteed repayment of funds borrowed by the Company under its factoring agreement. The amounts borrowed under this factoring agreement at December 31, 2005 and 2004 were $3,505,885 and $1,931,233, respectively. Although the Company has not undertaken any independent evaluation to determine the fairness of the transaction, Management believes that the terms of this transaction are at least as favorable as the terms the Company could have obtained from an unaffiliated third party.
     For the years 2005 and 2004, our Chief Executive Officer, David Collins, leased a portion of his home in Miami Beach, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins, the Company’s President, of $5,500, for approximately 1,200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arms-length negotiation; however the Company has determined the arrangement to be competitive with comparable office space and secretarial support.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
     The following documents are incorporated by reference from the Registrant’s Form 10-SB filed with the Securities and Exchange Commission (the “commission”) file #000-29211, on January 28, 2000 and the 2004 10-KSB.

Exhibit	Description
2	Asset Purchase Agreement
3.1	Articles of Incorporation
3.2	Bylaws
10.1	Lease
10.2	Factoring Agreement
10.3	Employment contract of David A. Collins
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

*	These exhibits are enclosed within this filing.
     The Company has reported on Form 8-K this year on September 7, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit Fees
     The Company incurred the following fees to Moore Stephens Frost, PLC, the Company’s independent auditors, for services rendered during the fiscal year ended December 31, 2005 a total of $32,823 for the audit of the Company’s consolidated financial statements for fiscal 2004 and $24,070 for the review of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2005. The Company incurred the following fees to Moore Stephens Frost, PLC, the Company’s independent auditors, for services rendered during the fiscal year ended December 31, 2004 a total of $26,352 for the audit of the Company’s consolidated financial statements for fiscal 2003 and $27,475 for the reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2004.
     Tax Fees
     The Company’s Board of Directors determined that the services performed by Moore Stephens Frost, PLC, other than audit services are not incompatible with maintaining its independence. The additional fee for non-audit related services was approximately $3,430 in 2005 and $2,830 in 2004.
     Audit committee
     The Company does not have a standing Audit Committee of its Board of Directors.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized DAC Technologies Group International, Inc.

	By:	/s/ David A. Collins
March 31, 2006		David A. Collins, Chairman, CEO and Principal Executive Officer

	By:	/s/ Robert C. Goodwin
March 31, 2006		Robert C. Goodwin, Principal Accounting Officer and Principal Financial Officer

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
December 31, 2005 and 2004
Consolidated Financial Statements
With
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Little Rock, Arkansas
     We have audited the accompanying consolidated balance sheets of DAC Technologies Group International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAC Technologies Group International, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Independent Registered Public Accounting Firm
Little Rock, Arkansas
February 22, 2006

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Consolidated Balance Sheet
December 31, 2005 and 2004

	2005	2004
Assets
Current assets
Cash	$130,886	$167,846
Accounts receivable, less allowance for doubtful accounts of $5,000 and $7,500 in 2005 and 2004, respectively	692,690	477,150
Due from factor	1,313,618	1,261,480
Inventories	2,704,310	1,933,112
Prepaid expenses and deferred charges	69,573	60,170
Deferred income tax asset	9,600	9,600

Total current assets	4,920,677	3,909,358

Property and equipment
Leasehold improvements	29,049	29,049
Furniture and fixtures	201,108	147,010
Molds, dies and artwork	500,137	481,481

	730,294	657,540
Accumulated depreciation	(496,267)	(441,176)

Net property and equipment	234,027	216,364

Other assets
Patents and trademarks, net of accumulated amortization of $72,439 and $56,446 in 2005 and 2004, respectively	156,531	164,662
Deposit	1,435	1,435
Advances to employees	14,783	4,825
Note receivable — related party	72,518	72,518
— stockholder	99,531	98,400

Total other assets	344,798	341,840

Total assets	$5,499,502	$4,467,562

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$236,220	$293,406
Accounts payable	981,042	1,158,562
Accrued payroll tax withholdings	29,463	22,127
Accrued expenses — other	30,538	23,542
Income taxes payable	380,843	341,701

Total current liabilities	1,658,106	1,839,338

Deferred income tax liability	15,500	15,500

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued and 6,193,364 shares outstanding at December 31, 2005; 6,310,864 shares issued and 6,180,864 shares outstanding at December 31, 2004	6,323	6,311
Additional paid-in capital	1,963,102	1,930,489
Treasury stock, at cost	(101,400)	(101,400)
Retained earnings	1,957,871	777,324

Total stockholders’ equity	3,825,896	2,612,724

Total liabilities and stockholders’ equity	$5,499,502	$4,467,562

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Consolidated Statements of Income
For the Years Ended December 31, 2005 and 2004

	2005	2004
Sales, net of returns and allowances	$13,351,115	$9,352,353

Cost of sales	8,625,762	5,867,984

Gross profit	4,725,353	3,484,369

Operating expenses
Selling	1,538,715	1,043,537
General and administrative	991,555	857,717

Total operating expenses	2,530,270	1,901,254

Income from operations	2,195,083	1,583,115

Other income (expense)
Interest expense	(231,619)	(181,138)
Interest expense — stockholder notes	—	(6,334)
Interest income	—	335

Total other income (expense)	(231,619)	(187,137)

Income before income tax provision	1,963,464	1,395,978

Provision for income taxes	782,917	384,068

Net income	$1,180,547	$1,011,910

Basic and diluted earnings per share	$0.19	$0.17

Weighted-average number of common shares
Basic	6,189,905	5,955,907
Diluted	6,209,784	5,974,203
The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005 and 2004

						Retained
	Common Stock		Additional	Treasury Stock		Earnings
			Paid-in			(Accumulated
	Shares	Amount	Capital	Shares	Cost	Deficit)	Total
Balance — January 1, 2004	5,843,056	$5,843	$1,249,065	130,000	$(101,400)	$(234,586)	$918,922

Issuance of stock through private placement	467,808	468	681,424	—	—	—	681,892

Net income	—	—	—	—	—	1,011,910	1,011,910

Balance — December 31, 2004	6,310,864	6,311	1,930,489	130,000	(101,400)	777,324	2,612,724

Issuance of stock for services	12,500	12	32,613	—	—	—	32,625

Net income	—	—	—	—	—	1,180,547	1,180,547

Balance — December 31, 2005	6,323,364	$6,323	$1,963,102	130,000	$(101,400)	$1,957,871	$3,825,896

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities
Net income	$1,180,547	$1,011,910
Adjustments to reconcile net income to net cash provided (used) by operating activities
Issuance of common stock for services	32,625	—
Depreciation	55,091	61,986
Amortization	15,993	15,478
Deferred income tax provision	—	42,367
Changes in operating assets and liabilities
Accounts receivable	(215,540)	(377,850)
Due from factor	(52,138)	(1,038,451)
Inventories	(771,198)	(1,023,760)
Prepaid expenses and deferred charges	(9,403)	(19,066)
Deposits	—	(1,435)
Advances to employees	(9,958)	(1,500)
Accounts payable	(177,520)	640,982
Accrued payroll tax withholdings	7,336	(56,744)
Accrued expenses other	6,996	4,463
Income taxes payable	39,142	341,701

Net cash provided (used) by operating activities	101,973	(399,919)

Cash flows from investing activities
Payments received on note receivable	—	44,665
Purchases of property and equipment	(72,754)	(54,252)
Payments for patents and trademarks	(7,862)	(9,860)
Net advances on note receivable — stockholder	(1,131)	(7,162)

Net cash used by investing activities	(81,747)	(26,609)

Cash flows from financing activities
Payments on notes payable	(57,186)	(49,175)
Payments on notes payable — stockholders	—	(142,719)
Proceeds from issuance of common stock through private placement	—	681,892

Net cash provided (used) by financing activities	(57,186)	489,998

Net increase (decrease) in cash	(36,960)	63,470
Cash — beginning of year	167,846	104,376

Cash — end of year	$130,886	$167,846

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$230,204	$199,723
Taxes	743,775	—
The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
1. Organization and Nature of Business
     DAC Technologies Group International, Inc. (“DAC”) was originally incorporated under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc. DAC develops, manufactures and markets various patented and unpatented consumer products that are designed to provide security for the consumer and their property. In addition, DAC has developed a wide range of security and other consumer products for the home, automobile and individual. The majority of DAC products are manufactured and imported from mainland China and are shipped to DAC’s central warehouse facility in Little Rock, Arkansas. These products, along with other items manufactured in the United States, are sold primarily to major retail chains throughout the United States.
     In February 2001, DAC formed a wholly owned subsidiary, Summit Training International (“STI”), an Arkansas corporation. STI was formed with the primary objective of providing training to law enforcement agencies through courses, seminars and conferences. During the early part of 2002, the Company decided not to pursue further development of STI due to changes in the perceived market. In July 2002, the Company sold certain assets of STI, including its name for $50,000, which consisted of $5,000 in cash and a $45,000 note, maturing no later than eighteen (18) months from the date of the note. The Company had suspended operations of STI earlier in 2002 due to unprofitability. In connection with this sale, the Company has entered into a non-compete agreement related to educational or instructional services for a four year period.
2. Summary of Significant Accounting Policies
a.	Basis of presentation — The accompanying consolidated financial statements include the accounts of DAC Technologies Group International, Inc. and its wholly owned subsidiary, Summit Training International (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in the consolidation.

b.	Revenue recognition — The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, risk of loss has been transferred which is generally F.O.B shipping point, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

c.	Cash equivalents — The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2005 and 2004, the Company held no cash equivalents.

d.	Accounts and notes receivable — The majority of the Company’s receivables are factored pursuant to a factoring agreement (Note 6). At December 31, 2005 and 2004, approximately 87% of the Company’s accounts receivable, gross of the balance due to factor, was covered by this agreement. For receivables which are not covered under this agreement, the Company evaluates customer accounts on a periodic basis and records an allowance for amounts estimated to be uncollectible. Past due status is determined based upon contractual terms. Amounts that are determined to be uncollectible are written off against this allowance when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
2. Summary of Significant Accounting Policies (cont.)
uncollectible accounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the Company processes effectively address its exposure to doubtful accounts, changes in economy, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.
     Interest income associated with notes receivable is recognized in the period in which it is earned based upon the terms of the note. As such time that management would deem a note to be uncollectible, interest income would cease to be recognized. Based on management’s analysis, there were no conditions that existed in the years ended December 31, 2005 and 2004 to indicate the need for the non-accrual of interest income.
e.	Inventories — Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $52,924 and $17,674 at December 31, 2005 and 2004, respectively. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

f.	Property and equipment — Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following useful lives:

Leasehold improvements	3 years
Furniture and fixtures	10 years
Molds, dies and artwork	10 years
     Depreciation expense of $55,091 and $61,986 was recognized during the years ended December 31, 2005 and 2004, respectively. Maintenance and repairs are charged to expense as incurred. Major additions and improvements of existing facilities are capitalized. For retirements or sales of property, the Company removes the original cost and the related accumulated depreciation from the accounts and the resulting gain or loss is reflected in other income (expense), net in the accompanying consolidated statements of income.
g.	Patents and trademarks — Costs incurred in connection with the acquisition of patents and trademarks are capitalized and amortized over their estimated useful lives, which range from five to seventeen years.

h.	Income taxes — The Company utilizes the liability method of accounting for deferred income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities as of the year end date at the presently enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to be realized.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
2. Summary of Significant Accounting Policies (cont.)
i.	Shipping and handling — All shipping and handling costs are included in selling expense in the accompanying consolidated statements of income. These costs totaled $389,511 and $260,221 for the years ended December 31, 2005 and 2004, respectively.

j.	Earnings per share — Basic earnings per share has been calculated using the weighted average number of common shares outstanding for each year. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic earnings per share and diluted earnings per share for 2005 and 2004 are as follows:

	2005	2004
Net earnings from continuing operations	$1,180,547	$1,011,910

Basic weighted average shares	$6,189,905	$5,955,907
Effect of dilutive securities
Common stock warrants	19,879	18,296

Dilutive potential common shares	$6,209,784	$5,974,203

Net earnings per share from continuing operations
Basic	$0.19	$0.17

Diluted	$0.19	$0.17

k.	Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l.	Fair value of financial instruments — The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments. The fair value of notes receivable, which is based on discounted cash flows using current interest rates, approximates the carrying value at December 31, 2005 and 2004.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
2. Summary of Significant Accounting Policies (cont.)
m.	Impairment of long-lived assets — Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based upon management’s assessment of the impairment indicators, no impairment testing was necessary during the years ended December 31, 2005 and 2004.

n.	Impairment of patents and trademarks — SFAS No. 144 requires that separate intangible assets that have finite lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based on management’s assessment of the impairment indicators, no impairment testing was necessary during the years ended December 31, 2005 and 2004.

o.	New accounting pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of SFAS No. 151 on its consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards is measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated results of operations.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
3. Variable Interest Entities
     FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company held a note receivable, which is a variable interest, from DAC Investment and Consulting, Inc. (“DAC Investment”) of $72,518. Since 2001, DAC Investment has provided consulting and sales services to the Company. For purposes of FIN 46R, management determined that DAC Investment is a variable interest entity; however, the Company is not the primary beneficiary. The balance of the note receivable represents the Company’s maximum exposure to loss as a result of its involvement with DAC Investment.
4. Inventories
     Inventories consist of:

	2005	2004
Finished goods	$2,282,743	$1,055,407
Inventory in transit	398,600	854,738
Parts	22,967	22,967

	$2,704,310	$1,933,112

5. Intangible Assets
     Intangible assets consisted of the following at December 31:

	2005	2004
Finite-lived
Patents and trademarks, net of accumulated amortization of $72,439 and $56,446 in 2005 and 2004, respectively	$156,531	$164,662

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
5. Intangible Assets (cont.)
     Aggregate amortization expense related to finite-lived intangible assets was $15,993 and $15,478 for the years ended December 31, 2005 and 2004, respectively. Future finite-lived intangible asset amortization expenses are as follows:

2006	$15,129
2007	14,746
2008	14,471
2009	13,210
2010	12,224
Thereafter	86,751

$156,531

     During 2005, the Company acquired a patent which pertains to technology incorporated into certain of the Company’s products. The Company paid $7,862 for this patent. The fair value of this patent is being amortized over the weighted-average expected life of 17 years.
6. Due From Factor
     The Company factors a majority of its receivables without recourse under a credit risk factoring agreement, which is renewable annually. This agreement provides for factoring fees of .65% to 1.8% monthly, depending on the creditworthiness and location of an account (domestic or foreign). An additional fee of .25% is charged for each thirty-day period, or part thereof, when the terms of sale exceed ninety-days. Fees are calculated on the gross face value of each invoice. Additionally, this agreement provides for advances of funds on the factored receivable. Interest is charged at a greater of 4% or 0.50% above prime, which was 7.25% at December 31, 2005, on the outstanding funds in use. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. These amounts are as follows:

	2005	2004
Accounts receivable factored	$4,819,503	$3,192,713
Amounts advanced and outstanding	3,505,885	1,931,233

Due from factor	$1,313,618	$1,261,480

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
7. Notes Payable
     Notes payable consist of:

	2005	2004
Note payable with a bank; interest at 7.70%; payable on demand or if no demand, November 1, 2008; collateralized by the Company’s receivables and personal guarantees of the Company’s major stockholders	$125,580	$148,113

Note payable with a bank; interest at 7.70%; payable on demand or if no demand, November 12, 2008; collateralized by the Company’s receivables and personal guarantees of the Company’s major stockholders	104,674	121,785

Note payable with a bank; interest at 7.00%; payable on demand or if no demand, April 30, 2006; secured by the Company’s inventories and personal guarantees of the Company’s major stockholders	5,966	23,508

	$236,220	$293,406

     The weighted average interest rates on short-term borrowings, including notes payable — stockholders for the years ended December 31, 2005 and 2004 were 7.64% and 7.00%, respectively. The Company recognized interest expense of approximately $19,500 and $28,500 for the years ended December 31, 2005 and 2004, respectively, on notes payable and notes payable — stockholders.
8. Notes Payable — Stockholders
     During 2004, the Company maintained note payable agreements with certain stockholders of the Company. Repayments under these agreements during 2004 were $142,719. These notes bore interest at rates ranging from 6% to 10% and were paid off during 2004. During 2004, the Company recognized interest expense of $6,334 on these notes.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
9. Equity
     On April 1, 2005, the Company issued 12,500 shares of restricted common stock for services valued at $32,625.
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
10. Treasury Stock
     In August 2000, the Company filed suit against a former manufacturer alleging breach of a manufacturing contract and seeking damages and rescission of 165,000 shares of its common stock as part of the amounts which had been previously paid to the manufacturer. During 2003, a jury awarded the Company damages in the amount of $1,650,560, which included the value of the returned shares of common stock. The treasury stock was received during the year at a court-mandated value of $0.78 per share. Of the total shares, 35,000 were paid to legal counsel as consideration for legal fees. The remaining 130,000 shares are reflected as treasury stock in the accompanying balance sheets at the $0.78 per share, or $101,400. The Company is attempting to collect the remainder of the award, $1,521,860, by filing suit in October 2003 against the owners of the former manufacturer. As collection of this award is uncertain, this gain contingency has not been recorded in the accompanying consolidated statements of income.
11. Stock Option Plan
     During 2000, the Company adopted the 2000 Equity Incentive Plan (the “Plan”), a non-qualified stock option plan. Under the terms of the Plan, officers, directors, employees and other individuals may be granted options to purchase the Company’s common stock at exercise prices determined by the Company’s Board of Directors. The terms and conditions of any options granted under the Plan, to include vesting period and restrictions or limitations on the options, will be determined by the Board of Directors. The maximum number of shares that can be granted under this Plan is one million shares of stock. At December 31, 2005, the Company had granted no options pursuant to this Plan.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
12. Warrants
     A summary of warrant activity for 2005 is as follows:

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2004	393,304	$2.57	—	$—

Granted	—	—	—	—

Outstanding, December 31, 2005	393,304	$2.57	—	$—

     At December 31, 2005, all warrants outstanding have an exercise price of $2.57 and expire on June 28, 2009.
13. Income Taxes
     The provisions for income taxes consist of:

	2005	2004
Current provision	$782,917	$341,701
Deferred provision	—	42,367

	$782,917	$384,068

     Reconciliations of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

	2005	2004
Income taxes computed at federal statutory tax rate	$667,578	$474,633
State tax provision, net of federal benefits	84,233	59,887
Recognition of DAC Technologies of America, Inc. net operating losses	—	(161,061)
Non-deductible expenses and other	31,106	10,609

Provision for income taxes	$782,917	$384,068

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
13. Income Taxes (cont.)
     Temporary differences that give rise to significant deferred tax assets (liabilities) are as follows:

	2005	2004
Allowance for doubtful accounts	$1,915	$2,872
Allowance for excess inventory	22,389	6,767
Accumulated tax depreciation in excess of book depreciation	(28,857)	(14,618)
Accumulated tax amortization in excess of book amortization	(1,347)	(878)
Other accrued liabilities	—	(43)

Net deferred tax asset (liability)	$(5,900)	$(5,900)

     During 2003, the Company received a final audit determination letter from the Internal Revenue Service, which disallowed the S-Corporation status of DAC Technologies of America, Inc. As a result of this determination, net tax losses recognized by the members of DAC Technologies of America, Inc. were disallowed resulting in such losses becoming net operating losses of the Company. Previously, the tax impact to be recorded by the Company based on this event had been undeterminable. However, during 2004, the amount of these net tax losses was determined to be $420,634. Pursuant to SFAS No. 109, “Accounting for Income Taxes”, the full effect of these net operating losses was recorded in 2004.
     During the year ended December 31, 2004, the Company utilized all of these net operating losses, as well as its previously recorded net operating loss carryforward in the amount of approximately $74,000 to offset its federal and state income tax liability.
14. Related Party Transactions
     During the years ended December 31, 2005 and 2004, the Company made periodic advances to certain employees of the Company. At December 31, 2005 and 2004, the outstanding balances of advances to these individuals were $14,783 and $4,825, respectively.
     At December 31, 2005 and 2004, the Company held a note receivable of $99,531 and $98,400, respectively, due from an individual, who is both an employee and a stockholder, which is due on December 31, 2006. This note is unsecured and non-interest bearing.
     At December 31, 2005 and 2004, the Company held a note receivable of $72,518 due from a related party entity, which is owned by the individual discussed above, which is due on December 31, 2006. This note is unsecured and non-interest bearing. The note receivable has been classified as non-current in the accompanying consolidated balance sheets because repayment is not anticipated during the next year.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
14. Related Party Transactions (cont.)
     For the years ended December 31, 2005 and 2004, consulting service fees in the amount of $60,000 were paid to a related party entity, which is owned by the individual discussed above. The related party provides consulting services to the Company on an ongoing basis.
     Certain stockholders of the Company have personally guaranteed the Company’s outstanding borrowings with a bank at December 31, 2005 and 2004.
15. Commitments and Contingencies
     The Company leases office and warehouse space for $5,537 per month under a lease that expires on April 30, 2005. The lease agreement provides for renewal options through April 30, 2007 at a rate of $6,436 per month. The Company also leases space from a shareholder for office space for $5,500 per month, which increased from $3,000 beginning July 1, 2004, under no formal lease agreement. Total rent expense for the Company for the years ended December 31, 2005 and 2004 was $201,887 and $128,775, respectively.
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
16. Major Customers and Suppliers
     During the years ended December 31, 2005 and 2004, the Company recognized aggregate sales to one customer that exceeded ten percent of total net sales. Sales to this individual customer were approximately $7,643,000 and $5,111,000 during 2005 and 2004, respectively. Accounts receivable related to the sales were factored without recourse (Note 6).
     During the years ended December 31, 2005 and 2004, the Company purchased 99.9% and 98%, respectively, of its products from one major supplier. The Company is dependent upon this supplier continuing in business and its ability to ship to the United States, but believes that it could replace this supplier, if required to, at similar quality and terms.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
17. Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers. As discussed in Note 6, the Company factors a majority of its receivables under a factoring agreement. These accounts are factored on a non-recourse basis which reduces the Company’s exposure to credit risk. Approximately 87% of the Company’s accounts receivable at December 31, 2005 and 2004 were factored. The Company also provides credit in the normal course of business to certain of its customers and performs ongoing credit evaluations of these customers. It maintains allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company’s customer base and its customer’s financial resources.
     At December 31, 2005 and 2004 and at various times throughout the year, the Company maintained cash balances with financial institutions in excess of the federally insured limit.
18. Financial Information by Business Segment
     During the years ended December 31, 2005 and 2004, the Company operates in four primary business segments delineated by products or services. These segments are security products, gun locks, safes and non-security products. The accounting policies of the Company’s segments are the same as those described in Note 2. The Company’s long-lived assets are located in the United States and China.
     Information concerning operations in these segments of business is as follows:

	2005	2004
Revenues
Security products	$66,388	$159,104
Gun-locks	1,461,309	1,571,453
Safes	355,406	374,657
Non-security products	11,468,012	7,247,139

Total revenues	$13,351,115	$9,352,353

Income (loss) before income tax expense
Security products	$(3,492)	$44,806
Gun-locks	(11,972)	182,661
Safes	11,180	62,454
Non-security products	1,967,748	1,106,057

Total income (loss) before income tax expense	$1,963,464	$1,395,978

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
18. Financial Information by Business Segment (cont.)

	2005	2004
Identifiable assets
Security products
United States	$130,770	$172,563
China	41,587	53,628
Gun-locks
United States	347,045	321,109
China	28,041	36,413
Safes
United States	148,721	102,900
China	10,434	12,398
Non-security products
United States	2,209,052	1,474,835
Corporate	2,583,852	2,293,716

Total identifiable assets	$5,499,502	$4,467,562

     Molds used to manufacture the Company’s security products and gun locks are located in China (Note 1).

