Form 10QSB
period 2006-03-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2006-05-22
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
     (1) Yes ☒ No ☐                         (2) Yes ☒ No ☐
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of May 18, 2006, 6,323,364 shares of Common Stock are issued and 6,193,364 are outstanding.
     Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS
     Our financial statements are contained in pages 4 through 7 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
March 31, 2006

Unaudited

Assets

Current assets
Cash	$46,578
Accounts receivable, less allowance for doubtful accounts of $5,000	1,535,205
Due from factor	552,726
Inventories	2,575,625
Prepaid expenses and deferred charges	163,724
Current deferred income tax benefit	27,200

Total current assets	4,901,058

Property and equipment
Leasehold improvements	29,049
Furniture and fixtures	209,557
Molds, dies, and artwork	500,796

739,402
Accumulated depreciation	(510,040)

Net property and equipment	229,362

Other assets
Patents and trademarks, net of accumulated amortization of $76,437	155,813
Deposits	1,435
Advances to employees	25,487
Note receivable — related party	72,518
Note receivable — stockholder	92,758

Total other assets	348,011

Total assets	$5,478,431

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
March 31, 2006

Unaudited

Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$225,313
Accounts payable	1,018,287
Accrued payroll tax withholdings	25,535
Accrued expenses-other	25,464
Income taxes payable	127,654

Total current liabilities	1,422,253

Deferred income tax liability	33,100

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued and 6,193,364 shares outstanding	6,323
Additional paid-in capital	1,963,102
Treasury stock, at cost	(101,400)
Retained earnings	2,155,053

Total stockholders’ equity	4,023,078

Total liabilities and stockholders’ equity	$5,478,431

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Three Months Ended March 31, 2006 and 2005

Unaudited

	2006	2005
Net sales	$2,763,197	$2,263,078

Cost of sales	1,792,411	1,458,170

Gross profit	970,786	804,908

Operating expenses
Selling	340,789	276,818
General and administrative	246,269	209,270

Total operating expenses	587,058	486,088

Income from operations	383,728	318,820

Other income (expense)
Interest expense	(59,735)	(46,061)

Total other income (expense)	(59,735)	(46,061)

Income before income tax provision	323,993	272,759

Provision for income taxes	126,811	106,317

Net income	$197,182	$166,442

Basic and diluted earnings per share	$0.03	$0.03

Weighted-average number of shares
Basic	6,193,364	6,180,864
Diluted	6,193,364	6,260,378

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Three Months Ended March 31, 2006 and 2005

Unaudited

	2006	2005
Cash flows from operating activities
Net income	$197,182	$166,442
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	13,773	13,272
Amortization	3,998	3,999
Changes in operating assets and liabilities
Accounts receivable	(842,515)	(73,767)
Due from factor	760,892	774,276
Inventories	128,685	34,185
Advances to employees	(10,704)	(16,175)
Prepaid expenses and deferred charges	(94,151)	(80,319)
Accounts payable	37,245	(494,295)
Accrued payroll tax withholdings	(3,928)	267
Accrued expenses other	(5,074)	398
Income taxes payable	(253,189)	(246,684)

Net cash provided (used) by operating activities	(67,786)	81,599

Cash flows from investing activities
Purchases of property and equipment	(9,108)	(5,993)
Payments for patents and trademarks	(3,280)	—
Net payments (advances) on note receivable — stockholder	6,773	(50,880)

Net cash used by investing activities	(5,615)	(56,873)

Cash flows from financing activities
Payments on notes payable	(10,907)	(13,264)

Net cash used by financing activities	(10,907)	(13,264)

Increase (decrease) in cash	(84,308)	11,462

Cash — beginning of period	130,886	167,846

Cash — end of period	$46,578	$179,308

PART F/S
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Nature of Business
     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. The Company’s primary business is gun safety and gun maintenance with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. The Company’s products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. In 2003, the product line was expanded to include a line of gun cleaning kits and accessories. This line has continued to be expanded, and now accounts for approximately 79% of the Company’s sales revenues. In 2005, the Company added a line of food processing equipment and accessories for ATV’s (All Terrain Vehicles).
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
     Unaudited interim condensed consolidated financial statements
     The accompanying condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2006 and 2005 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10-K. The results of operations for an interim period are not necessarily indicative of the results for a full year.
     Inventories – Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $65,974 at March 31, 2006. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

March 31,
2006
Inventories consist of:
Finished goods	$1,881,867
Inventory in transit	670,791
Parts	22,967

$2,575,625

     Earnings per Share
     Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method). For the three months ended March 31, 2006, approximately 394,000 warrants to purchase the Company’s common stock were excluded from the calculation, as their exercise price of $2.57 was greater than the average market price of the common stock during the period. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three-month periods ended March 31:

	Three Months Ended
	2006	2005
Numerator:
Net income	$197,182	$166,442

Denominator:
Weighted average common shares for basic calculation	6,193,364	6,180,864

Weighted average effect of dilutive securities:
Warrants	—	79,514

Denominator for diluted calculation	6,193,364	6,260,378

Earnings per share- basic	$0.03	$0.03

Earnings per share- diluted	$0.03	$0.03

New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs,” which amended the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The Company currently does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.
Subsequent Event:
     Dan Lasater and members of his family, affiliates of the Company executed a stock purchase agreement as of May 4, 2006, where by Mr. Lasater and family have sold their combined 679,065 common shares ownership in the Company to several individual investors for a gross sales price of $1,174,782.45 or $1.73 per share. Of such number, the Company purchased 57,065 shares for $99,933.95. The shares will bear a restrictive legend and may only be sold by the purchasers, in absence of an effective registration statement, in a manner consistent with Rule 144, or other applicable exemption from registration. This transaction is expected to close by month end. The Company will fund the transaction by drawing on its cash reserves and through its factoring arrangement.
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
(a) Background
Summary
     The Company reported net income of $197,182 on net sales of $2,763,197 for the three months ended March 31, 2006, as compared to $166,442 and $2,263,078, respectively, for the three months ended March 31, 2005.
     The Company continues to develop new products, as well as expanding its direct import and private label programs. A new game processing kit and gun carrying case with built-in cleaning kit are expected to be on the market in the next few months. The Company has also reached an agreement with Kmart to put its GunMaster cleaning kits into approximately 1,100 stores.

Details
     We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. Our products consist of gun cleaning kits and accessories, gunlocks, trigger locks, security safes, specialty safes, personal protection devices and items such as medical alarm alerts for the health care industry. In recent years we have placed particular emphasis on gun cleaning kits and gun accessories, in addition to our standard gun safety devices.
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
     Management believes that continued growth would require the Company to continually innovate and improve its existing line of products and services to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners, sportsmen and other outdoor related activities.
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
     Gun Maintenance. We market over thirty-two (32) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed.
     Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gunlocks’ composition range from plastic to steel, keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California.
     Personal Security. We market four (4) different electronic security devices designed to protect the person. These include the Body Alarm, Key Alert, Glass Window Alert and Patient Alarm.
     Non-Security Products. We market through Wal-Mart and other customers nationwide, the Sportsman’s Cigarette/Cigar Lighter, a windproof, water-resistant refillable butane lighter. We also market two licensed exclusive products, the Clampit Cupholder and Plateholder. We also market three (3) food-processing items and ATV accessories.
     Our website (www.dactec.com) has been redesigned. All of our products are available via e-commerce on this new site. Our web site is intended to be the only direct link by the Company to the retail market.
(b) Financial Condition and Results of Operations
Results of Operations
     For the three months ended March 31, 2006, the Company had net income of $197,182 on net sales of $2,763,197 as compared to net income of $166,442 on net sales of $2,263,078 for the same period in 2005. These represent increases of $30,740 (18%) in net income, and $500,119 (22%) in net sales, respectively.
     Sales of the Company’s line of GunMaster gun cleaning kits continue to grow significantly, accounting for approximately 79%of the Company’s sales. Sales of these kits for the three months were $2,218,872, evidencing an increase of $597,674 for the three months ended March 31, 2006 as compared to the same period in 2005.
     Operating expenses for the three months ended March 31, 2006 were $587,058 as compared to $486,088 for the same period in the prior year, an increase of $100,970, or 21%. Since the first quarter of 2005, the Company has added additional administrative and warehouse personnel. Rate increases in the Company’s liability insurance and employee’s health insurance have added to the increased operating expenses. These items account for 8% of the 21% increase.
     Income from operations increased from $318,820 for the three months ended March 31, 2005 to $383,728 for the same period in 2006, an increase of $64,908, or 20%.
Financial Condition
     A summary of the significant balance sheet items at March 31, 2006 as compared to year-end December 31, 2005 is presented below:

	Mar. 31, 2006	Dec. 31, 2005
Accounts receivable	$1,535,205	$692,690
Due from factor	552,726	1,313,618
Inventories	2,575,625	2,704,310
Total current assets	4,901,058	4,920,677
Accounts payable	1,018,287	981,042
Total current liabilities	1,422,253	1,658,106
Working capital	3,478,805	3,262,571

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
     Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due from factor represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At March 31, 2006 and year end December 31, 2005, these amounts were as follows:

	Mar 31, 2006	Dec. 31, 2005
Total accounts receivable	$3,263,232	$5,512,193
Less: assigned receivables	(1,728,027)	(4,819,503)

Net accounts receivables	$1,535,205	$692,690

Assigned receivables	$1,728,027	$4,819,503
Less: Funds advanced	(1,175,301)	(3,505,885)

Due from factor	$552,726	$1,313,618

(c) Liquidity and Capital Resources
     Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending March 31, 2006, our factor had advanced us $1,175,301.
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
     Because many of the Company’s competitors are not subject to public filing requirements and industry-wide data is generally not available in a timely manner, the Company is unable to compare its performance to other companies or specific current industry trends. Instead, the Company measures itself against its own historical results. The Company does not consider its overall business to be predictably seasonal; however, sales of its gun-cleaning kits have shown increased volume particularly in the in the fourth quarter of the year.
(e) Gun Legislation.
     Several federal laws regulate the ownership, purchase and use of handguns, including the 1968 Gun Control Act and the Brady Bill. The Brady Bill was implemented on February 28, 1994. This law established a national five (5)-business day waiting period on handgun purchases through licensed dealers. It also required local authorities to conduct background checks on handgun purchasers. As of December 1998, an amendment to the Brady Bill replaced the five (5) business-day waiting periods with a national “instant” felon ID system. Dealers are required to conduct this background check on all gun purchases, not just handgun purchases. The “Assault Weapons Ban” was enacted on September 14, 1994. This bill banned the manufacture, possession, and importation of semiautomatic assault weapons for civilian use. Guns manufactured before September 14th, 1994 were grandfathered. Guns manufactured after this date (for use by the military, police, and government agencies) must be marked with the date they are manufactured. The law was allowed to expire in 2004.
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
(f) Critical Accounting Estimates
     The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2005 audited consolidated financial statements included in the Company’s Form 10KSB. The quarterly financial statements for the period ended March 31, 2006, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2005, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
(g) Off-Balance Sheet Arrangements
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
ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2006, such controls and procedures were effective.
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

(f) Sarbanes-Oxley Section 404 Compliance
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2005 and we will also not be subject to such requirements for the current fiscal year ending December 31, 2006.
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
PART II
ITEM 1. LEGAL PROCEEDINGS
     On December 16, 2005, Continental Western Insurance Company filed suit against the Company in the Circuit Court of Pulaski County, Arkansas, claiming unpaid insurance premiums in the amount of $236,121 relating to the product liability potion of the policy. The premiums are calculated based upon the Company’s revenues and a classification code applied by the insurance company. The Company’s counsel believes that the Company will prevail on the merits and defeat the claim, should the matter go to trial. As a result of the dispute, the Company changed its insurance carrier for the period commencing July 12, 2005.
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
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     A Form 8K was filed on September 7, 2005, and is incorporated herein by reference. The following documents are incorporated by reference from Registrant’s Form 10SB filed with the Securities and Exchange Commission (the “Commission”), File No. 000-29211, on January 28, 2000:
     Exhibits

2	Acquisition Agreement
3(i)	Articles of Incorporation
3(ii)	By-laws
Exhibits required by Item 601 of Regulation S-B attached:
     Exhibits

31.1	Certification of David A. Collins Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Robert C. Goodwin Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of David A. Collins Pursuant to Rule 13a-14(b) or Rule 15d-14(c) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Robert C. Goodwin Pursuant to Rule 13a-14(b) or Rule 15d-14(c) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

By:	/s/ David A. Collins
David A. Collins, Chairman, CEO and Principal Executive Officer

By:	/s/ Robert C. Goodwin
Robert C. Goodwin, Principal Accounting Officer and Principal Financial Officer

Dated: May 22, 2006