Form 10QSB
period 2006-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2006-08-14
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
(1) Yes ☑ No ☐             (2) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of August 7, 2006, 6,323,364 shares of Common Stock are issued and 6,135,599 are outstanding.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
ITEM 1. FINANCIAL STATEMENTS
     Our financial statements are contained in pages 4 through 9 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
June 30, 2006
Unaudited

Assets
Current assets
Cash	$356,024
Accounts receivable, less allowance for doubtful accounts of $5,000	1,420,850
Due from factor	552,638
Inventories	3,691,108
Income taxes receivable	28,851
Prepaid expenses and deferred charges	132,796
Current deferred income tax benefit	32,943

Total current assets	6,215,210

Property and equipment
Leasehold improvements	29,049
Furniture and fixtures	209,557
Molds, dies, and artwork	504,283

742,889
Accumulated depreciation	(524,040)

Net property and equipment	218,849

Other assets
Patents and trademarks, net of accumulated amortization of $80,537	155,679
Deposits	1,435
Advances to employees	27,634
Note receivable — related party	72,945
Note receivable — stockholder	102,769

Total other assets	360,462

Total assets	$6,794,521

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
June 30, 2006
Unaudited

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$212,705
Accounts payable	2,378,674
Accrued payroll tax withholdings	30,864
Accrued expenses-other	10,137

Total current liabilities	2,632,380

Deferred income tax liability	33,100

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued and 6,135,599 shares outstanding	6,323
Additional paid-in capital	1,963,102
Treasury stock, at cost	(201,333)
Retained earnings	2,360,949

Total stockholders’ equity	4,129,041

Total liabilities and stockholders’ equity	$6,794,521

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Six Months Ended June 30, 2006 and 2005
Unaudited

	2006	2005
Net sales	$5,480,366	$4,527,240

Cost of sales	3,540,411	2,911,277

Gross profit	1,939,955	1,615,963

Operating expenses
Selling	659,331	517,890
General and administrative	510,112	443,319

Total operating expenses	1,169,443	961,209

Income from operations	770,512	654,754

Other income (expense)
Interest expense	(110,871)	(76,608)

Total other income (expense)	(110,871)	(76,608)

Income before income tax provision	659,641	578,146

Provision for income taxes	256,563	225,054

Net income	$403,078	$353,092

Basic and diluted earnings per share	$0.07	$0.06

Weighted-average number of shares
Basic	6,181,556	6,186,389
Diluted	6,181,556	6,226,146

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Three Months Ended June 30, 2006 and 2005
Unaudited

	2006	2005
Net sales	$2,717,169	$2,264,162

Cost of sales	1,748,000	1,453,107

Gross profit	969,169	811,055

Operating expenses
Selling	318,542	241,072
General and administrative	263,843	234,049

Total operating expenses	582,385	475,121

Income from operations	386,784	335,934

Other income (expense)
Interest expense	(51,136)	(30,547)

Total other income (expense)	(51,136)	(30,547)

Income before income tax provision	335,648	305,387

Provision for income taxes	129,752	118,737

Net income	$205,896	$186,650

Basic and diluted earnings per share	$0.03	$0.03

Weighted-average number of shares
Basic and diluted	6,169,877	6,191,853

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Six Months Ended June 30, 2006 and 2005
Unaudited

	2006	2005
Cash flows from operating activities
Net income	$403,078	$353,092
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for services	—	32,625
Depreciation	27,773	26,808
Amortization	8,098	7,998
Deferred income taxes	(5,743)	—
Changes in operating assets and liabilities
Accounts receivable	(728,160)	(703,103)
Due from factor	760,980	1,106,817
Inventories	(986,798)	(196,653)
Advances to employees	(12,851)	(17,671)
Prepaid expenses and deferred charges	(63,223)	(103,984)
Accounts payable	1,397,632	(151,188)
Accrued payroll tax withholdings	1,401	1,604
Accrued expenses other	(20,401)	(13,212)
Income taxes payable	(409,694)	(217,946)

Net cash provided by operating activities	372,092	125,187

Cash flows from investing activities
Purchases of property and equipment	(12,595)	(16,473)
Payments for patents and trademarks	(7,246)	—
Net advances on note receivable — related party	(427)	—
Net advances on note receivable — stockholder	(3,238)	(37,361)
Purchase of treasury stock	(99,933)	—

Net cash used by investing activities	(123,439)	(53,834)

Cash flows from financing activities
Payments on notes payable	(23,515)	(26,657)

Net cash used by financing activities	(23,515)	(26,657)

Increase in cash	225,138	44,696

Cash — beginning of period	130,886	167,846

Cash — end of period	$356,024	$212,542

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Three Months Ended June 30, 2006 and 2005
Unaudited

	2006	2005
Cash flows from operating activities
Net income	$205,896	$186,650
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for services	—	32,625
Depreciation	14,000	13,536
Amortization	4,100	3,999
Deferred income taxes	(5,743)	—
Changes in operating assets and liabilities
Accounts receivable	114,355	(629,336)
Due from factor	88	332,541
Inventories	(1,115,483)	(230,838)
Advances to employees	(2,147)	(1,496)
Prepaid expenses and deferred charges	30,928	(23,665)
Accounts payable	1,360,387	343,107
Accrued payroll tax withholdings	5,329	1,337
Accrued expenses other	(15,327)	(13,610)
Income taxes payable	(156,505)	28,738

Net cash provided by operating activities	439,878	43,588

Cash flows from investing activities
Purchases of property and equipment	(3,487)	(10,480)
Payments for patents and trademarks	(3,966)	—
Net advances on note receivable — related party	(427)	—
Net advances on note receivable — stockholder	(10,011)	13,519
Purchase of treasury stock	(99,933)	—

Net cash provided (used) by investing activities	(117,824)	3,039

Cash flows from financing activities
Payments on notes payable	(12,608)	(13,393)

Net cash used by financing activities	(12,608)	(13,393)

Increase in cash	309,446	33,234

Cash — beginning of period	46,578	179,308

Cash — end of period	$356,024	$212,542

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
     Unaudited interim condensed consolidated financial statements
     The accompanying condensed consolidated financial statements of the Company as of and for the six months ended June 30, 2006 and 2005 and for the three months ended June 30, 2006 and 2005 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

     Inventories
     Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $73,494 at June 30, 2006. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

June 30,
2006
Inventories consist of:
Finished goods	$2,608,406
Inventory in transit	1,059,735
Parts	22,967

$3,691,108

     Earnings per Share
     Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method). For the three months and ended June 30, 2006 and 2005 and for the six months ended June 30, 2006, approximately 394,000 stock warrants to purchase common stock were excluded from the calculation, as their exercise price of $2.57 was greater than the average market price of the common stock during the period. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three month and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Numerator:

Net income	$205,896	$186,650	$403,078	$353,092

Denominator:
Weighted average common shares for basic calculation	6,169,877	6,191,853	6,181,556	6,186,389

Weighted average effect of dilutive securities:
Warrants	—	—	—	39,757

Denominator for diluted calculation	6,169,877	6,191,853	6,181,556	6,226,146

Earnings per share- basic	$0.03	$0.03	$0.07	$0.06

Earnings per share- diluted	$0.03	$0.03	$0.07	$0.06

     Equity Transactions
     Dan Lasater and members of his family, affiliates of the Company, executed a stock purchase agreement as of May 4, 2006, where by Mr. Lasater and family agreed to sell their combined 679,065 common shares ownership in the Company to several investors for a gross sales price of $1,174,782 or $1.73 per share. Of such number, the Company purchased 57,765 shares for $99,933. The shares will bear a restrictive legend and may only be sold by the purchasers, in absence of an effective registration statement, in a manner consistent with Rule 144, or other applicable exemption from registration. This transaction was completed on May 25, 2006.
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
     Historically, the identification and development of new products and expansion of the Company’s sales organization have achieved growth. There can be no assurance that we will be able to continue to develop new products or expand sales to sustain rates of revenue growth and profitability in future periods. Any future success that the Company may achieve will depend upon many factors including those that may be beyond the control of the Company or which cannot be predicted at this time. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.
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
     (a) Background
Summary
     The Company reported net income of $403,078 on net sales of $5,480,366 for the six months ended June 30, 2006 as compared to $353,092 and $4,527,240, respectively, for the six months ended June 30, 2005. These represent increases in net income and net sales of 14% and 21%, respectively.
     The Company completed the Wal-Mart permanent module set in June, which included the Company’s new game processing kit (knives). In addition, the Company’s electric meat grinder went into 2,200 Wal-Mart stores in the current year as compared to 280 stores in the prior year.
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
     Non-Security Products. We market through Wal-Mart and other customers nationwide, the Sportsman’s Cigarette/Cigar Lighter, a windproof, water-resistant refillable butane lighter. We also market two licensed exclusive products, the Clampit Cupholder and Plateholder. We also market four (4) food processing items and ATV accessories.
     Our website (www.dactec.com) has been redesigned. All of our products are available via e-commerce on this new site. Our web site is intended to be the only direct link by the Company to the retail market.

     (b) Financial Condition and Results of Operations
Results of Operations
     For the six months ended June 30, 2006, the Company had net income of $403,078 on net sales of $5,480,366 as compared to net income of $353,092 on net sales of $4,527,240 for the six months ended June 30, 2005. This represents increases of 14% in net income and 21% in net sales.
     For the three months ended June 30, 2006, the Company had net income of $205,896 on net sales of $2,717,169 as compared to net income of $186,650 on net sales of $2,264,162 for the same period in 2005. This represents increases of 10% in net income, and 20% in net sales.
     Sales of the Company’s line of GunMaster gun cleaning kits continue to grow significantly, accounting for approximately 72% and 64% of the Company’s sales for the six months and three months ended June 30, 2006, respectively. Sales of these kits for the six month period were $3,975,799 and for the three months were $1,756,927.
     Operating expenses for the six months ended June 30, 2006 were $1,169,443 as compared to $961,209 for the same period in the prior year, an increase of $208,234, or 22%. For the three month period ended June 30, 2006, operating expenses were $582,385 as compared to $475,121 for the prior year, an increase $107,264 or 23%. Since the first quarter of 2005, the Company has added additional administrative and warehouse personnel. Rate increases in the Company’s liability insurance and employee’s health insurance, as well as the increase in sales volume and number of employees, added to an increase in insurance costs, which has added to the increased operating expenses. The Company has also experienced an increase in freight rates due to the increase in fuel costs.
     Income from operations for the six months ended June 30, 2006 was $770,512 as compared to $654,754 for the prior year, an increase of 18%. For the three months ended June 30, 2006, income from operations was $386,784 as compared to $335,934 for the prior year, an increase of 15%. These increases are due to the increase in sales, offset by the increases in operating expenses.
Financial Condition
     A summary of the significant balance sheet items at June 30, 2006 as compared to year-end December 31, 2005 is presented below:

	June 30, 2006	Dec. 31, 2005
Accounts receivable	$1,420,850	$692,690
Due from factor	552,638	1,313,618
Inventories	3,691,108	2,704,310
Total current assets	6,215,210	4,920,677
Accounts payable	2,378,674	981,042
Total current liabilities	2,632,380	1,658,106
Working capital	3,582,830	3,262,571
     As explained below, accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due to the large Wal-Mart module rollout at the end of June, a significant portion of those receivables were not legally assigned until July. This is reflected in the $728,160 increase in accounts receivable at June 30, 2006 as compared to December 31, 2005. The

Company’s total receivables, as detailed below, were $3,423,804 at June 30, 2006 as compared to $5,512,193 as compared to December 31, 2005. This decrease of $2,088,389 is a result of the decrease in sales during the quarter ended June 30, 2006 as compared to the quarter ended December 31, 2005. Historically, sales in the fourth quarter have been the largest quarter. It is normal and expected that total receivables would decrease during the first and second quarters as compared to the fourth quarter.
     Inventories increased $986,798 at June 30, 2006 as compared to December 31, 2005. This increase is normal and planned as the Company begins to increase its inventory to meet the expected increase in sales beginning in the third quarter. Of the $3,691,108 in inventory at June 30, 2006, $1,059,735 was in-transit, or on the ocean from China. This is an increase of $661,135 over in-transit inventory at December 31, 2005. This in-transit inventory was shipped the later part of June, and was not received into the Company’s warehouse until late July or early August, when it is needed for the increased sales that typically begin the later part of August.
     Accounts payable increased $1,397,632 at June 30, 2006 as compared to December 31, 2005. This increase is primarily related to the increase in inventory.
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
     Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due from factor represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At June 30, 2006 and year end December 31, 2005, these amounts were as follows:

	Jun 30, 2006	Dec. 31, 2005
Total accounts receivable	$3,423,804	$5,512,193
Less: assigned receivables	(2,002,954)	(4,819,503)

Net accounts receivables	$1,420,850	$692,690

Assigned receivables	$2,002,954	$4,819,503
Less: Funds advanced	(1,450,316)	(3,505,885)

Due from factor	$552,638	$1,313,618

     (c) Liquidity and Capital Resources
     Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending June 30, 2006, our factor had advanced us $1,450,316.
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
     Because many of the Company’s competitors are not subject to public filing requirements and industry-wide data is generally not available in a timely manner, the Company is unable to compare its performance to other companies or specific current industry trends. Instead, the Company measures itself against its own historical results. The Company does not consider its overall business to be predictably seasonal; however, sales of its gun cleaning kits have shown increased volume particularly in the fourth quarter of the year.
     (e) Gun Legislation
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
     The fact that gun safety laws are passed by federal, state, or local governments does not ensure that the demand for our gun safety products will increase.

     We have obtained the required approvals from the Federal Communications Commission for the Rf signals emitted by our remote control units used with our car alarms. Other than as stated above, we are not aware of any other required governmental approvals on any of our products.
     (f) Critical Accounting Estimates
     The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2005 audited consolidated financial statements included in the Company’s Form 10KSB. The quarterly financial statements for the period ended June 30, 2006, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2005, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
     Inventories. Inventories are valued at the lower of weighted cost or market. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The Company records a valuation reserve for inventories for which costs exceed the net realizable value. Although the Company believes it is unlikely that any significant changes to the valuation reserve will be necessary in the near term, changes in demand for our products would result in changes to the valuation reserve.
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
ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2006, such controls and procedures were effective.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
On December 16, 2005, Continental Western Insurance Company filed suit against the Company in the Circuit Court of Pulaski County, Arkansas, claiming unpaid insurance premiums in the amount of $236,121 relating to the product liability portion of the policy. The premiums are calculated based upon the Company’s revenues and a classification code applied by the insurance company. The Company’s counsel believes that the Company will prevail on the merits and defeat the claim, should the matter go to trial. As a result of the dispute, the Company has changed its insurance carrier for the period commencing July 12, 2005.
     On November 8, 2005, the Company was sued in the Court of Common Pleas, in Dauphin County, Pennsylvania, by Marie Ann Rhayam, on a products liability claim involving a 12-year-old boy who allegedly “defeated” a gunlock manufactured by the Company, and shot and wounded the plaintiff’s son. The suit seeks unspecified damages. The Company’s attorney believes that the Company will prevail on the merits and defeat the claim. A demand has been made on the Company’s former insurance company, Continental Western Insurance Company for coverage of the claim. Continental Western has engaged the services of an attorney (at their expense) to represent themselves and the Company in this matter.
     The Company was the plaintiff against a former manufacturer Skit International, Ltd. and Uni-Skit Technologies, Inc. which alleged breach of a manufacturing contract which required defendants to manufacture certain of its products within the range of “competitive pricing”, a defined term. The Company sought damages and rescission of 165,000 shares of its common stock as part of the compensation paid to the defendants. The defendants denied the allegations and counterclaimed for an outstanding balance of $182,625, for rescission of the manufacturing agreement and for damage to its business reputation.
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
     On November 9, 2005, Skit International, Ltd. filed a Complaint for Declaratory Judgment in the United States District Court, Eastern District of Arkansas, Western Division, seeking once again to set aside the judgment against Skit International, Ltd., based upon the allegation that Skit International, Ltd.’s former attorney did not have authorization to act on its behalf with respect to the Pulaski County case, and that the Arkansas Court did not have personal jurisdiction over the defendant. On June 6, 2006, the Court dismissed Skit International, Ltd.’s Complaint and entered a Judgment in favor of the Company for the original judgment amount. On June 16, 2006, Skit International, Ltd. filed a Motion for Reconsideration, which the Company, through advice from legal counsel, believes will also be denied.
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
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 —K
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

Dated: August 14, 2006