Form 10QSB
period 2006-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2006-11-14
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
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
 Yes ☐                    No ☒
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of
November 7, 2006, 6,323,364 shares of Common Stock are issued and 6,135,599 are outstanding.
Transitional Small Business Disclosure Format: Yes ☐           No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS
     Our financial statements are contained in pages 4 through 9 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
September 30, 2006
Unaudited

Assets
Current assets
Cash	$39,151
Accounts receivable, less allowance for doubtful accounts of $5,000	1,372,737
Due from factor	614,666
Inventories	4,686,757
Prepaid expenses and deferred charges	132,360
Current deferred income tax benefit	35,815

Total current assets	6,881,486

Property and equipment
Leasehold improvements	29,049
Furniture and fixtures	209,557
Molds, dies, and artwork	504,283

742,889
Accumulated depreciation	(539,040)

Net property and equipment	203,849

Other assets
Patents and trademarks, net of accumulated amortization of $85,537	150,679
Deposits	1,435
Advances to employees	34,151
Note receivable — related party	72,945
Note receivable — stockholder	74,614

Total other assets	333,824

Total assets	$7,419,159

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
September 30, 2006
Unaudited

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$202,838
Accounts payable	2,607,103
Accrued payroll tax withholdings	26,974
Accrued expenses-other	53,888
Income taxes payable	25,027

Total current liabilities	2,915,830

Deferred income tax liability	33,100

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued and 6,135,599 shares outstanding	6,323
Additional paid-in capital	1,963,102
Treasury stock, at cost	(201,333)
Retained earnings	2,702,137

Total stockholders’ equity	4,470,229

Total liabilities and stockholders’ equity	$7,419,159

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Nine Months Ended September 30, 2006 and 2005
Unaudited

	2006	2005
Net sales	$9,416,561	$7,720,369

Cost of sales	6,079,998	4,944,682

Gross profit	3,336,563	2,775,687

Operating expenses
Selling	1,163,956	891,318
General and administrative	780,127	706,488

Total operating expenses	1,944,083	1,597,806

Income from operations	1,392,480	1,177,881

Other expense
Interest expense	(190,645)	(134,194)

Total other expense	(190,645)	(134,194)

Income before income tax provision	1,201,835	1,043,687

Provision for income taxes	457,569	409,858

Net income	$744,266	$633,829

Basic and diluted earnings per share	$0.12	$0.10

Weighted-average number of common shares:
Basic	6,166,068	6,188,739
Diluted	6,166,068	6,215,244
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Three Months Ended September 30, 2006 and 2005
Unaudited

	2006	2005
Net sales	$3,936,195	$3,193,129

Cost of sales	2,539,587	2,033,405

Gross profit	1,396,608	1,159,724

Operating expenses
Selling	504,625	373,428
General and administrative	270,015	263,169

Total operating expenses	774,640	636,597

Income from operations	621,968	523,127

Other expense
Interest expense	(79,774)	(57,586)

Total other expense	(79,774)	(57,586)

Income before income tax provision	542,194	465,541

Provision for income taxes	201,006	184,804

Net income	$341,188	$280,737

Basic and diluted earnings per share	$0.06	$0.05

Weighted average number of common shares:
Basic and diluted	6,135,599	6,193,364
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Nine Months Ended September 30, 2006 and 2005
Unaudited

	2006	2005
Cash flows from operating activities
Net income	$744,266	$633,829
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for services	—	32,625
Depreciation	42,773	40,476
Amortization	13,098	11,994
Deferred income taxes	(8,615)	—
Changes in operating assets and liabilities
Accounts receivable	(680,047)	(231,620)
Due from factor	698,952	647,616
Inventories	(1,982,447)	(1,707,762)
Advances to employees	(19,368)	(14,141)
Prepaid expenses and deferred charges	(62,787)	(103,064)
Accounts payable	1,626,061	947,877
Accrued payroll tax withholdings	(2,489)	5,011
Accrued expenses other	23,350	(4,324)
Income taxes payable	(355,816)	(243,917)

Net cash provided by operating activities	36,931	14,600

Cash flows from investing activities
Purchases of property and equipment	(12,595)	(23,403)
Payments for patents and trademarks	(7,246)	—
Net advances on note receivable — related party	(427)	(30,876)
Net advances on note receivable — stockholder	24,917	—
Purchase of treasury stock	(99,933)	—

Net cash used by investing activities	(95,284)	(54,279)

Cash flows from financing activities
Payments on notes payable	(33,382)	(40,285)

Net cash used by financing activities	(33,382)	(40,285)

Decrease in cash	(91,735)	(79,964)

Cash — beginning of period	130,886	167,846

Cash — end of period	$39,151	$87,882

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Three Months Ended September 30, 2006 and 2005
Unaudited

	2006	2005
Cash flows from operating activities
Net income	$341,188	$280,737
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	15,000	13,668
Amortization	5,000	3,996
Deferred income tax provision	(2,872)	—
Changes in operating assets and liabilities
Accounts receivable	48,113	471,483
Due from factor	(62,028)	(459,201)
Inventories	(995,649)	(1,511,109)
Advances to employees	(6,517)	3,530
Prepaid expenses and deferred charges	436	920
Accounts payable	228,429	1,099,065
Accrued payroll tax withholdings	(3,890)	3,407
Accrued expenses other	43,751	8,888
Income taxes payable	53,878	(25,971)

Net cash used in operating activities	(335,161)	(110,587)

Cash flows from investing activities
Purchases of property and equipment	—	(6,930)
Payments on notes receivable — stockholder	28,155	6,485

Net cash provided (used) by investing activities	28,155	(445)

Cash flows from financing activities
Payments on notes payable	(9,867)	(13,628)

Net cash used in financing activities	(9,867)	(13,628)

Decrease in cash	(316,873)	(124,660)

Cash — beginning of period	356,024	212,542

Cash — end of period	$39,151	$87,882

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

PART F/S
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Nature of Business
     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. The Company’s primary business is gun safety and gun maintenance with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. The Company’s products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. In 2003, the product line was expanded to include a line of gun cleaning kits and accessories. This line has continued to be expanded, and now accounts for approximately 73% of the Company’s sales revenues. In 2005, the Company added a line of food processing equipment and accessories for ATV’s (All Terrain Vehicles).
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
     Unaudited interim condensed consolidated financial statements
     The accompanying condensed consolidated financial statements of the Company as of and for the nine months ended September 30, 2006 and 2005 and for the three months ended September 30, 2006 and 2005 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

     Inventories
     Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $80,974 at September 30, 2006. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

September 30,
2006
Inventories consist of:
Finished goods	$3,531,496
Inventory in transit	1,132,294
Parts	22,967

$4,686,757

     Earnings per Share
     Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method). For the three months and ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006, approximately 394,000 stock warrants to purchase common stock were excluded from the calculation, as their exercise price of $2.57 was greater than the average market price of the common stock during the period. A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three month and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Numerator:

Net income	$341,188	$280,737	$744,266	$633,829

Denominator:
Weighted average common shares for basic calculation	6,135,599	6,193,364	6,166,068	6,188,739

Weighted average effect of dilutive securities:
Warrants	—	—	—	26,505

Denominator for diluted calculation	6,135,599	6,193,364	6,166,068	6,215,244

Earnings per share- basic	$0.06	$0.05	$0.12	$0.10

Earnings per share- diluted	$0.06	$0.05	$0.12	$0.10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management Discussion and Analysis of Financial Condition and Results of Operations is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.
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
(a) Background
Summary
     The Company reported net income of $744,266 on net sales of $9,416,561 for the nine months ended September 30, 2006 as compared to $633,829 and $7,720,369, respectively, for the nine months ended September 30, 2005. These represent increases in net income and net sales of 17% and 22%, respectively.
     The Company has completed in October the rollout of the special holiday promotion to Wal-Mart on its game processing kit and wooden toolbox. The holiday promotion rollout on the camouflage Sportsmans lighter will be completed in mid-November.
     The Company continues to expand its existing product lines, as well as developing products in new categories, such as camping and housewares. To this end, the Company has already received a verbal commitment from Wal-Mart for an aluminum camping table for shipment early in 2007. Management anticipates additional revenue from this item in 2007 to be in excess of $1,000,000. In exploring these new categories, the Company hopes to increase sales during the spring and summer months, which are traditionally slower months.
Details
     We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. Our products consist of gun cleaning kits and accessories, gunlocks, trigger locks, security safes, specialty safes, personal protection devices and items such as medical alarm alerts for the health care industry. In recent years we have placed particular emphasis on gun cleaning kits and gun accessories, in addition to our standard gun safety devices. We have added in 2005 and 2006, complementary items for the hunting enthusiast, such as a line of meat processing items and a game processing kit.
     A significant portion of our business is with mass-market retailers, primarily Wal-Mart, as well as gun manufacturers. With the addition of our “Gunmaster” gun cleaning kits, we continue to increase our business with sporting goods retailers and distributors.
The Company’s business plan and strategy for growth focuses on:
•	Increased penetration of our existing markets, particularly in the gun cleaning and accessories market;

•	Development of new products in new markets, such as camping and housewares

•	Development of new products for the sporting goods market;

•	Identification and development of new markets for gun cleaning kits, i.e. government, law enforcement and military;

•	Identification and recruitment of effective manufacturer’s representatives to actively market these products on a national and international basis; and

•	Aggressive cost containment.
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
     Non-Security Products. We market through Wal-Mart and other customers nationwide, the Sportsman’s Cigarette/Cigar Lighter, a windproof, water-resistant refillable butane lighter. We also market two licensed exclusive products, the Clampit Cupholder and Plateholder. We also market four (4) food processing items, ATV accessories, and a game processing kit.
     Our website is (www.dactec.com) . All of our products are available via e-commerce on this site. Our web site is intended to be the only direct link by the Company to the retail market.

(b) Financial Condition and Results of Operations
Results of Operations
     For the nine months ended September 30, 2006, the Company had net income of $744,266 on net sales of $9,416,561 as compared to net income of $633,829 on net sales of $7,720,369 for the nine months ended September 30, 2005. This represents increases of 17% in net income and 22% in net sales.
     For the three months ended September 30, 2006, the Company had net income of $341,188 on net sales of $3,936,195 as compared to net income of $280,737 on net sales of $3,193,129 for the same period in 2005. This represents increases of 22% in net income, and 23% in net sales.
     Sales of the Company’s line of GunMaster gun cleaning kits continue to grow significantly, accounting for approximately 73% of the Company’s sales for both the nine months and three months ended September 30, 2006. Sales of these kits for the nine-month period were $6,961,946 and for the three months were $2,935,661. Also contributing to the increase were the sales of the Company’s new game processing kit, introduced late in the second quarter of 2006, and the fact that the Company’s electric meat grinder is carried in almost 2,000 Wal-Mart stores this year as compared to 280 last year.
     Operating expenses for the nine months ended September 30, 2006 were $1,944,083 as compared to $1,597,806 for the same period in the prior year, an increase of 22%. For the three month period ended September 30, 2006, operating expenses were $774,640 as compared to $636,597 for the prior year, an increase of 22%. General and administrative expenses only increased 10% and 3% for the nine-month and three-month periods, respectively. Selling expenses,which includes shipping and warehouse expenses, increased 31% for the nine-month period and 35% for the three-month period over the prior year. Commission expense, the single largest selling expense item, accounts for 33% and 38% of the increase for the nine-month and three month periods, respectively. Freight costs have increased significantly due to the increase in fuel costs. Freight carriers are adding fuel surcharges, which have ranged from 15% to 23% during 2006. Freight costs increased 39% and 34% for the nine month and three month periods, respectively. Taking into account the fuel surcharges, these increases are reasonable in relation to the 22% increase in sales. Because of the increase in sales during the third quarter, the expected increase in the fourth quarter, and the three large rollouts to Wal-Mart for holiday promotions, the Company has had to significantly increase its inventory levels over the prior year. This has resulted in increased warehousing costs, as the Company has had to use third party warehouses to accommodate the additional inventory. The Company is currently negotiating a lease agreement for a new warehouse that will be large enough to handle all of its inventory needs in one location and reduce its overall costs.
     Interest expense increased 42% and 39% for the nine-month and three-month periods, respectively. The Company maintains a factoring agreement, wherein it borrows against assigned receivables to generate cash flow. The Company is charged interest on funds borrowed, as well as charged a fee on the face value of receivables assigned. Interest expense is therefore up due to the increase in sales, as well as the need to borrow additional funds to finance the increased inventory levels.

Financial Condition
     A summary of the significant balance sheet items at September 30, 2006 as compared to year-end December 31, 2005 is presented below:

	Sept. 30, 2006	Dec. 31, 2005
Accounts receivable	$1,372,737	$692,690
Due from factor	614,666	1,313,618
Inventories	4,686,757	2,704,310
Total current assets	6,881,486	4,920,677
Accounts payable	2,607,103	981,042
Total current liabilities	2,915,830	1,658,106
Working capital	3,965,656	3,262,571
Stockholders’ equity	4,470,229	3,825,896
     The Company’s overall financial condition continues to improve, due mainly to increasing profits.
     As explained below, accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. The Company’s total receivables, as detailed below, were $4,282,003 at September 30, 2006, as compared to $5,512,193 at December 31, 2005. This decrease of $1,230,190 is a result of the decrease in sales during the quarter ended September 30, 2006 as compared to the quarter ended December 31, 2005. Historically, sales in the fourth quarter have been the largest quarter. It is normal and expected that total receivables would decrease during the first three quarters as compared to the fourth quarter of the previous year.
     Inventories increased $1,982,447 at September 30, 2006 as compared to December 31, 2005. This increase is normal and planned as the Company begins to increase its inventory to meet the expected increase in sales beginning in the third and fourth quarters.
     Accounts payable increased $1,626,061 at September 30, 2006 as compared to December 31, 2005. This increase is directly related to the increase in inventory.
     The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. In addition, in order to generate immediate cash flow, the Company may borrow against the assigned receivables, prior to their collection and is charged interest on any such advances.
     Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due from factor represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At September 30, 2006 and year end December 31, 2005, these amounts were as follows:

	Sept. 30, 2006	Dec. 31, 2005
Total accounts receivable	$4,282,003	$5,512,193
Less: assigned receivables	(2,909,266)	(4,819,503)

Net accounts receivables	$1,372,737	$692,690

Assigned receivables	$2,909,266	$4,819,503
Less: Funds advanced	(2,294,600)	(3,505,885)

Due from factor	$614,666	$1,313,618

(c) Liquidity and Capital Resources
     Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. As of September 30, 2006, our factor had advanced us $2,294,600.
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
(f) Critical Accounting Estimates
     The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2005 audited consolidated financial statements included in the Company’s Form 10KSB. The quarterly financial statements for the period ended September 30, 2006, attached hereto, and should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2005, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2006, such controls and procedures were effective.
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

Dated: November 14, 2006