Form 10KSB
period 2006-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2007-04-02
CIK 1102750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 000-29211
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Florida	65-0847852

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
12120 Colonel Glenn Road, Suite 6200 Little Rock, AR 72210
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
     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT YES ☐ NO ☑
STATE ISSUER’S REVENUES FOR ITS MOST RECENT FISCAL YEAR. $15,475,880
     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF MARCH 23, 2007 WAS APPROXIMATELY $6,660,987
     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 23, 2007, 6,323,364 SHARES OF COMMON STOCK ARE ISSUED AND 6,135,599 ARE OUTSTANDING.
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

UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “COMPANY,” “WE,” “US,” AND ”OUR,” REFER TO DAC
TECHNOLOGIES GROUP INTERNATIONAL, INC.
FORWARD-LOOKING STATEMENTS
     This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Sources of Capital” regarding the Company’s strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Such statements also consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, risks attending litigation and government investigation, inability to raise additional capital or find strategic partners, leverage and debt service, governmental regulation, dependence on key personnel, competition, including competition from other manufacturers of gun locks, and gun cleaning kits, costs and risks attending manufacturing, expansion of operations, market acceptance of the Company’s products, limited public market and liquidity, shares eligible for future sale, the Company’s common stock (“Common Stock”) being subject to penny stock regulation and other risks detailed in the Company’s filings with the United States Securities and Exchange Commission (“SEC” or “Commission”).
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

     Our primary business is gun maintenance and hunting and camping accessories, and to a lesser degree, gun safety; our target consumer base is sportsmen, hunters and outdoorsmen, and recreational enthusiasts.
(2) Business Plan
     We are in the business of developing, outsourcing the manufacture, and marketing of, various consumer products, patented and non-patented. Our products were initially security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. Beginning in 2003, with the introduction of our line of GunMaster® gun cleaning kits, we have shifted our emphasis to gun cleaning items and related gun maintenance accessories and away from gun locks and firearm safety devices. This product line has continued to grow and now accounts for approximately 70% of the Company’s sales, whereas gun locks now account for approximately 12% of sales. The precentage decline is not due to volume of sales but rather the increased sales volume of other product areas.
     In 2005, we added a line of meat processing items, which is consistent with our business philosophy of marketing products to sportsmen, hunters, outdoorsmen, and recreational enthusiasts. We have continued to develop products in the hunting and camping area, adding a game processing kit (knife set) in 2006, and an aluminum camping table and turkey hunting seat in 2007. At the request of some of our larger customers, we have also begun looking into new items in areas outside our core business, such as in the housewares and household cleaning areas.
     Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 62%), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
     The majority of our products are manufactured and imported from mainland China and shipped to a central location in Little Rock, Arkansas for distribution.
     The Company’s business plan and strategy for growth continues to focus on:
•	Increased penetration of our existing markets, particularly in the gun cleaning market and accessories

•	Development of new products for the hunting and camping market

•	Identification and development of products for new markets in which the Company can be competitive due to its manufacturing relationships

•	Identification and recruitment of effective manufacturer’s representatives to actively market these products on a national and international basis

•	Aggressive cost containment, both in operating expenses and manufacturing costs
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
(3) Products
     A. Introduction.
     Our products were initially security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gunlocks, trigger locks, cable locks and security safes. Beginning in 2003, we shifted our emphasis to gun cleaning and maintenance items, and in 2005 began adding new items in the hunting and camping area.
     Our products can be grouped into four main categories: (a) gun cleaning and maintenance, (b) hunting and camping, (c) gun safety, and (d) other products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer our products with the assistance of our Chinese and domestic manufacturers, who are responsible for the tooling, manufacture and packaging of our products.
(i)	Gun Maintenance. We market over forty (40) different gun cleaning kits and rod sets used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, and caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also carry a full line of replacement pieces for each kit. We also market several kits that have been privately labeled for certain customers. This product area accounts for 70% of our business.

(ii)	Hunting and Camping. This category includes three meat processing items, Sportsman’s Lighter, game processing kit, and a portable ATV light. In 2007, the Company has added an aluminum camping table and turkey hunting seat. This product area accounts for 17% of our business.

(iii)	Gun Safety. We market twelve (12) different gun safety locks and five security and specialty safes. The locks’ composition range from plastic to steel and keyed trigger locks.

to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gun locks and two of the safes have been certified for sale consistent with the standards set out by the State of California. These California standards have been adopted by other states and by a variety of gun manufacturers. This product area accounts for 12% of our business.

(iv)	Other Products. We market four (4) different electronic security devices designed to protect the person. These include our Body Alarm, Key Alert, Glass Window Alert and Patient Alarm. We also market two licensed products, the Clampit Cupholder and Plateholder.
(4) Manufacturing, Suppliers and Distribution.
     Through our foreign and domestic manufacturing agents, we manufacture, design and build our tooling, molds and products. Currently, at least 99% of our products are manufactured in mainland China. We customarily develop our manufacturing through trading companies located in China. Our principal agent is MDD Trading, Ltd., which is a trading company/agent that is responsible for locating manufacturers for our products. These companies typically provide us with price lists for the manufacture and tooling of our products, which we may or may not negotiate. The products are then purchased from the manufacturers by the trading companies and sold to us at marked-up costs.
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
     We utilize both internal sales personnel and commissioned independent sales representatives. We use sales promotions and sales development activities to provide assistance to the independent sales representatives through the use of brochures, product samples and demonstration products. We also utilize trade shows; both on a regional and national level to promote our products and to attract qualified sales representatives.
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
(5) Competition
     We operate in a very competitive industry, dominated by national and international companies with well-established brands, all of whom are better capitalized, have more experience in our industry and have established varying degrees of consumer loyalty. There are no assurances we will ever be successful in establishing our brands or penetrating our target markets. Our products compete with other competitors’ gun cleaning kits, gunlocks and hunting and camping accessories. Many of these products are more widely known than the Company’s products. While we believe that our products are favorably priced to comparable products on the current market, we nevertheless expect competitors to develop and market similar products at competitive prices, possibly reducing the Company’s sales or profit margins or both. (See, “Risk Factors”)
 Some of our competitors in the business sectors which we operate in are:
•	Gun Safety — Master Lock (which presently controls 60%-70% of the market), Smith & Wesson, and Shot Lock.

•	Gun Cleaning Kits — Outers and Hoppes

•	Security Safes — Sentry Safes, GunLocker and Gun Vault.
  We are subject to competition that is expected to intensify in the future because we believe that the number of competitors is increasing. There are no significant barriers to entry into our markets. We feel our greatest difficulties in competing are due to our competitors generally being bigger, better-known, and having greater resources, including capital and personnel. We realize it is important to achieve brand name recognition in establishing a market share, which, in turn generates additional market share giving consumers preferences for brand names. We believe that while brand names operate effectively in mainstream product distribution, there is significant opportunity for lesser-known names with specific products and solutions that appeal to consumers. The keys to our maintaining a competitive position are product design, pricing, quality of the product and the maintenance of favorable relationships with various mass merchandisers.
(6) Market and Customers.
The ultimate users of our products include hunters, gun owners, sportsmen and outdoor enthusiasts. Because of the uncertain size of the potential market for our products and the number of competitors, we cannot state with any degree of certainty, the size of our market share. The American Firearms Industry report published in 1998 indicated that the number of guns owned in the U. S. approximated 200 million (today estimated at 240,000,000), including 60-65 million handguns. In addition, it is reported that there are approximately 60-65 million gun owners of which 30-35 million own handguns. A 2005 report published last month in the Pediatrics online journal found that about 1.7 million children live in homes where there are unlocked and loaded guns. Most gun manufacturers already provide some kind of lock with new firearms, but the practice is voluntary. The federal legislation that would protect the firearm industry from lawsuits when guns are used to commit a crime includes an amendment that would require locks, or another safety device, to be sold with every handgun. Seven states, including California, already require that locks be sold with some firearms.
     Although we sell our products both foreign and domestically, our U.S. sales account for 98% of our overall revenues.
          Our primary customer base can be broken down as follows:
•	National retail chains such as Wal-Mart and Kmart (representing 65% of sales; Wal-Mart accounted for 62% of our total sales revenues);

•	Distributors such as Dick’s Sporting Goods, RSR Group, Inc., Jerry’s Sport Center, Inc, Acu-Sport Corp., and Cabela’s Catalogue Co. (representing 21% of sales);

•	Gun manufacturers such as Savage Arms, Browning, Marlin, Glock and SIG-Arms (representing 6% of sales); and

•	Regional retail chains and sole proprietors (representing 8% of sales).
     While our arrangements with customers vary, we generally sell on the basis of purchase orders rather than fixed contracts. A purchase order represents a written contract to purchase a specified product(s) at a specified price. Any future orders from a particular customer would be dependent upon that customer’s ability to sell the product and a desire to re-order. Some customers do issue “Blanket” purchase orders, which request delivery of a specified quantity over a specified period of time.
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
     The Company does have a limited warranty on most of its products, typically for one year from date of purchase. The Company does accept return of defective products, and will either replace at no charge or issue credit to the customer for the defective product. The cost to the Company for defective products in 2006 was less than 1.5% of sales.
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

(7) Intellectual Property.
     We believe that protection of proprietary rights to our products is important because, as we are in a highly competitive market, a patent provides us with a competitive advantage by limiting or eliminating similarly designed competitive products. To this end, we have obtained U.S. patents on certain of our products as follows:

Model	Patent No.	Expiration
TVP 095 Trigger Lock	Des. 375,342	2009
SWA 03 SWAT Steering Wheel Alarm	Des. 365,774	2009
KAL 201 Personal Safety Alarm	Des. 355,863	2008
Key Chain Alarm	5,475,368	2008
GWA 001 Glass/Window Alarm	Des. 371,086	2009
Defense Spray and Flashlight	Des. 375,994	2009
Gun Cleaning Kit	7,020,994B2	2024
     In addition, we have entered into licensing agreements giving us the exclusive right to sell the patented DAC Lok, a gun lock designed specifically for Glock handguns, and the Clampit Cupholder and Plateholder in the U.S., with certain minor exceptions.
     In October 2006, the Company’s application to trademark the name “GunMaster” was granted by the U. S. Trademark office under Registration Number 3,161,436.
     To date, we have not registered or trademarked any of our product names except for the GunMaster. (See “Risk Factors”) We rely primarily on our patents and licensing arrangements with third parties to avoid infringing on the products of others. We also use the services of patent attorneys to insure that our unlicensed and unpatented products do not infringe. We don’t patent or trademark all our products because of the cost and we have been advised by patent counsel that certain of the products are not patentable.
     Depending upon the development of our business, we may also wish to develop and market products, which incorporate patented or patent-pending formulations, as well as products covered by design patents or other patent applications.
     While we may seek to protect our intellectual property, in general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. See, “Risk Factors.” Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Moreover, inasmuch as we will often seek to manufacture products, which are similar to, those manufactured by others, it is critical for us to ensure that our manufactured products do not infringe upon existing patents of others.
(8) Governmental Regulations.
     Several federal laws regulate the ownership, purchase and use of handguns, including the 1968 Gun Control Act and the Brady Bill. Notwithstanding these and other laws, there is not any federal law that requires the use of gunlocks, despite numerous attempts in Congress to pass such legislation.
     Some states have passed Child Access Prevention (or CAP) Laws, which hold gun owners responsible if they leave guns easily accessible to children and a child improperly gains access to the weapon. Additionally, the State of California has enacted legislation that establishes performance standards for “firearm safety devices”, “lock-boxes” and ”safes”.
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
     Working closely with our manufacturers and engineers, a final design for a product and cost estimations is completed. If management determines that a product can be produced at competitive prices, and the interest level justifies production, we proceed with having tooling made. We own the molds and tooling for all of our gunlock products. After pre-production samples are approved, full production begins.
(10) Environmental Laws.
     We incur no costs and suffer no adverse effects by complying with environmental laws (federal, state and local).
(11) Employees.
     We currently employ eleven (11) employees, all of whom are full-time: President & Chief Executive Officer, Chief Financial Officer, Vice President of Manufacturing, Salesman, Information Systems Tech, accounting clerk, receptionist/clerk, shipping manager and three full-time warehouse workers. There are no collective bargaining agreements.

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
(13) Certain Risk Factors.
     Historically, the Company has achieved growth by the development of new products. There can be no assurance that the Company will be able to continue to develop new products, to sustain rates of revenue growth and profitability in future periods. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of the Company or which cannot be predicted at this time. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Uncertainties and factors that could cause actual results or events to differ materially from those set forth or implied, including without limitation:
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
     Our success depends on maintaining relationships with key customers. We have several customers upon which we depend on for the sale of a large percentage of our products. For example, more than 60% of our business is through Wal-Mart. Customer orders are dependent upon their markets and may vary significantly in the future based upon the demand for our products. The loss of one or more of such customers, or a declining market in which such customers reduce orders or request reduced prices, could have a material adverse effect on our business.
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
     We depend on foreign contract manufacturers for substantially all of our manufacturing requirements. During 2006, the Company purchased 99% of its products from one major supplier, who in turn distributes the manufacturing to multiple companies in mainland China. The Company is dependent upon this supplier continuing in business and its ability to ship to the United States, but believes that it could replace this supplier, if required to, at similar quality and terms. We rely on contract manufacturers to procure components, assemble, and package our products. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would have an adverse effect on our business. Because our major supplier and contract manufacturers are located in mainland China, we are exposed to risks of political uncertainty, including United States foreign trade treaties and foreign laws.
     In addition, the Company is subject to currency exchange rate risk that may impact the prices charged for the manufacture of its products. During 2006, the Company experienced significant price increases for some of its products, caused in part, by the devaluation of the US dollar against the Chinese currency. We cannot be certain that future currency exchange rate fluctuations will not adversely affect our future results of operations and financial condition.
     The increased cost of raw materials and manufacturing has adversely affected our profits. Over the past year, we have experienced increased manufacturing costs due to the increase in the cost of raw materials used in our products such as steel, plastic, wood and brass. We have minimal control over the economics which dictate these price increases, and have suffered a corresponding reduction in profit since we are unable to pass the additional cost on to our customers. The Company may not be able to pass along any future cost increases to its customers, which may affect its future profitability, results of operations and financial condition.
     While we manufacture a variety of products, we rely primarily on the sale of gun cleaning kits and hunting and camping accessories as our major source of revenue. Although we sell a number of different products, we rely primarily on two product lines -gun cleaning kits and hunting and camping accessories-which account for approximately 88% of our total revenues. Should our sales of either of these products lines significantly decline due to the loss of customers, or a declining market in which such customers reduce orders or request reduced prices, it could have a material adverse effect on our business.

     We may be unable to compete favorably in the highly competitive markets in which we operate. The manufacture and sale of all of our products is highly competitive and there are no substantial barriers to entry into the market. Most of our competitors are large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. These companies may succeed in developing proposed products that are more effective or less costly than our proposed products or such companies may be more successful in manufacturing and marketing their proposed products. An increase in competition could result in a loss of market share.
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
     We extend credit to our customers and should our customers default on their obligations to us, we may be subject to credit risk. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers. Approximately 91% of these trade receivables were subject to a factoring agreement. These accounts are factored on a non-recourse basis, which reduces the Company’s exposure to credit risk. We also maintain allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company’s customer base and its customers’ financial resources.
     With the exception of “Gunmaster” we have not to date registered or trademarked any of our product names. While we may seek to protect our intellectual property, and have trademarked the GunMaster® name, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Among other things, it could foster more competition or create identical products sold under different labels. Moreover, inasmuch as we will often seek to manufacture products, which are similar to those manufactured by others, it is critical for us to insure that our manufactured products do not infringe upon existing patents of others. Patent and other type intellectual property lawsuits are extremely expensive to prosecute or defend, and in either case success cannot be assured.
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
ITEM 2. DESCRIPTION OF PROPERTY
     Our corporate headquarters are located at 12120 Colonel Glenn Road, Suite 6200, Little Rock, Arkansas 72210. This location consists of approximately 7,500 square feet of office space. All of the administrative and accounting functions are performed at this location, as well as some sales. This space is leased at a monthly rent of $7,757 for four years, and expires January 31, 2011. There is one four-year renewal option. The lease provides for a three percent increase each year beginning in the third year.
     The Company’s distribution center is located at 3700 Old Shackleford Road, Little Rock, Arkansas 72204. This facility consists of 102,000 square feet of warehouse space and approximately 800 square feet of office space. This warehouse space is leased at a monthly rent of $9,366 for four years, and expires December 31, 2010. There is one four-year renewal option. The lease provides for an increase in the monthly rent of $425 beginning in the second year.
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
ITEM 3. LEGAL PROCEEDINGS
     On December 16, 2005, Continental Western Insurance Company filed suit against the Company in the Circuit Court of Pulaski County, Arkansas, claiming unpaid insurance premiums in the amount of $236,121 relating to the product liability portion of three policies. The premiums are calculated based upon the Company’s revenues and a classification code applied by the insurance company. The Company has answered the Complaint, denying all substantive allegations, and the parties are in the discovery phase of the litigation. The Company’s counsel believes that the Company will prevail on the merits and defeat the claim, should the matter go to trial. As a result of the dispute, the Company has changed its insurance carrier for the period commencing July 12, 2005.
     On November 8, 2005, the Company was sued in the Court of Common Pleas, in Dauphin County, Pennsylvania, by Marie Ann Rhayam, on a product liability claim involving a 12-year-old boy who allegedly “defeated” a gunlock manufactured by the Company, and shot and wounded the plaintiff’s son. The suit seeks unspecified damages. The Company’s attorney believes that the Company will prevail on the merits and defeat the claim. A demand has been made on the Company’s former insurance company, Continental Western Insurance Company, which is providing coverage of the claim.
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
          In August of 2003, this suit went to trial before a twelve (12)-member jury in the Circuit Court of Pulaski County, Arkansas. The jury awarded the Company damages in the amount of $1,650,560 against Skit and Uni-Skit, which includes the value of the returned shares of stock previously issued to the defendants. In addition, all counterclaims of the defendants were dismissed. Pursuant to an order of the Court, the shares issued to the defendants have been cancelled by the transfer agent, but the Court also reduced the judgment against Skit by $125,580, which was the value of the shares. Thereafter, Defendant Skit International, Ltd. Filed a Motion to Set Aside Judgment. The Court denied this motion and no appeal has been filed. The Company has commenced the collection process on the outstanding judgment.
               On November 9, 2005, Skit International Limited filed a Complaint for Declaratory Judgment in the United States District Court, Eastern District of Arkansas, Western Division, seeking once again to set aside the judgment against Skit International, Ltd., based upon the allegation that Skit International, Ltd’s former attorney did not have authorization to act on its behalf with respect to the Pulaski County case, and that the Arkansas Court did not have personal jurisdiction over the defendant. The district court judge has ruled in the Company’s favor dismissing the action, and the matter is currently on appeal before the Eighth Circuit Court of Appeals. Based upon advice from its legal counsel, the Company believes that the district court’s ruling dismissing the Skit action will be affirmed, and the Company will be able to pursue the collection of the outstanding judgment against Skit International, Ltd.
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

Quarter Ended	High	Low
March 31, 2005	$3.65	$2.30
June 30, 2005	$2.84	$2.24
September 30, 2005	$2.85	$2.14
December 31, 2005	$2.60	$2.14
March 31, 2006	$2.42	$2.10
June 30, 2006	$2.30	$2.00
September 30, 2006	$2.05	$1.73
December 31, 2006	$2.54	$2.00
     As of March 23, 2007, there were approximately 61 holders of record, excluding those held in street name, of our 6,135,599 shares of common stock outstanding.
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

Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	None –none outstanding	zero –none outstanding	1,000,000

Equity compensation plans not approved by security holders	None–none outstanding	zero–none outstanding	None

Total	None	None	1,000,000
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

(1)	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Results of Operations
     The Company reported net income of $752,838 on net sales of $15,475,880 for 2006 as compared to net income of $1,180,547 on net sales of $13,351,115 for 2005. Net income decreased $427,709, or 36%, while net sales increased $2,124,765, an increase of 16%. Earnings per share decreased from $0.19 in 2005, to $0.12 in 2006.
     The most significant factor affecting the decrease in net income was the decrease in gross profit margins from 35% in 2005 to 29% in 2006. This decrease is a direct result of price increases from the Company’s manufacturers for many of its products, particularly in the gun cleaning and maintenance area. Rising commodity prices, particularly for brass, metal, wood and plastic resulted in increased costs for raw materials, which were passed on to the Company in price increases. Also contributing to the price increases was the devaluation of the US dollar versus the Chinese renminbi (RMB) of approximately 4% over the past twelve months. Even though the Company pays for its goods in US dollars, its Chinese manufacturers operate their business in RMB, and thus they now receive 4% less when they convert US dollars.
     Significant operating items for the past two years are summarized below:

	2006	2005
Net sales	$15,475,880	$13,351,115
Gross profit	$4,490,316	$4,725,353
Operating expenses	$2,959,983	$2,530,270
Income from operations	$1,530,333	$2,195,083
Income before income taxes	$1,224,968	$1,963,464
Net income	$752,838	$1,180,547
Earnings per share	$0.12	$0.19
     The increase in 2006 net sales of $2,124,765 represents a 16% increase over 2005. Net sales of the Company’s gun cleaning kits and accessories increased $919,481, or 9%, and accounted for 70% of the Company’s net sales. Net sales in the hunting and camping area increased $1,197,638, or 80%, in 2006 over 2005. This area accounted for 17% of the Company’s total net sales in 2006.
     Operating expenses increased from $2,530,270 in 2005 to $2,959,983 in 2006. This is an increase of $429,713, or 17%. As a percentage of net sales, operating expenses remained constant at 19%.
Financial Condition
     The Company’s overall financial condition continues to improve as a result of continuing profits. A summary of the significant balance sheet items is summarized below:

	2006	2005
Accounts receivable	$532,028	$692,690
Due from factor	$1,282,208	$1,313,618
Inventories	$3,130,825	$2,704,310
Accounts payable-trade	$1,640,445	$981,042
Income taxes (receivable) payable	$(370,817)	$380,843

Total current assets	$5,799,626	$4,920,677
Total current liabilities	$1,905,674	$1,658,106
Net working capital	$3,893,952	$3,262,571
Total assets	$6,417,575	$5,499,502
Stockholders equity	$4,478,801	$3,825,896
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
     Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due from factor represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At December 31, 2006 and 2005, these amounts are calculated as follows:

	2006	2005
Total accounts receivable	$5,633,811	$5,512,193
Less: assigned receivables	(5,101,783)	(4,819,503)

Net accounts receivables	$532,028	$692,690

Assigned receivables	$5,101,783	$4,819,503
Less: Funds advanced	(3,819,575)	(3,505,885)

Due from factor	$1,282,208	$1,313,618

     Inventories
     Inventories increased $426,515, or 16% from 2005 to 2006. This increase is directly related to the increase in sales and the inventory levels required to meet those sales.

     Liabilities
     Accounts payable increased $659,403, or 67% from 2005. Because a significant portion of the Company’s accounts payable is related to inventory purchases, the increased inventory levels is reflected in the increase in accounts payable.
     Income taxes payable was $380,843 at December 31, 2005. At December 31, 2006, the company had an income tax receivable of $370,817. The Company made estimated tax payments for 2006 based on 2005 income, resulting in an overpayment of estimated taxes when 2006 income was less than 2005. This overpayment will be applied to 2007.
     Liquidity and Capital Resources
     Our primarily source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Repayment of advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending December 31, 2006, our factor had advanced to us $3,819,575.
     The Company has two demand notes with a local bank guaranteed by our CEO, David Collins. The loans bear interest at 7.00% and 7.70% and mature in 2008. The principal collective balance of these loans on December 31, 2006 totaled $192,733. We believe our revenues will be sufficient to pay these obligations. If not, we will seek to refinance them or request our shareholders to pay their guarantees.
     Off-Balance Sheet Arrangements
     The Company is a party to a lease arrangement for its executive offices. Information pertaining to this arrangement is present in Item 2 – Description of Property and Item 12 – Certain Relationships and Related Transactions.
     The Company does not use affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring it to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.
     Trends
     Our business faces the issues of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak dollar. This will put pressure on our margins and overhead costs, and, although we have not yet done so, wherever possible, these increases will be passed on though sales price increases. Any strengthening of the US dollar would impact favorably on the business, as this would ease the pressure on margins and increase our competitiveness. Current trends, however, suggest a continued weakening which will place additional pressure on our sales into our markets.
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
ITEM 7. FINANCIAL STATEMENTS
     Our consolidated financial statements are contained in pages F-1 through F-19 following.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 8A. CONTROLS AND PROCEDURES
As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     There have been no significant changes (as defined in Rules 13a-15(f) of the Securities Exchange Act) during the period covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting. Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
ITEM 8B. OTHER INFORMATION
          There was no information reportable on Form 8K for the 2006 fourth quarter, which has not otherwise been reported.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(1)	Officers & Directors
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

Name	Age	Position	Term
David A. Collins	61	President, CEO, Director	2006-2007
Robert C. Goodwin	50	CFO/Director	2006-2007
     David A. Collins is a founder of the Company and it predecessors, and previously served as its President, CEO and Director from inception in 1993 until July 11, 2001. From July 2001 until May 2002, Mr. Collins served as a consultant to the Company, particularly in the areas of sales and marketing. In May 2002, Mr. Collins was reappointed as President, CEO and Chairman upon the resignation of James R. Pledger.
     Robert C. Goodwin has served as the Company’s CFO since its inception in July 1998, as well as DAC Arkansas continuously since 1993. In July 1998, Mr. Goodwin was elected to the Company’s board.
(2)	Compliance with Section 16(a) of the Securities Act of 1934.
     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2006, all Reporting Persons complied with all applicable filing requirements, except that each of the following Reporting Persons failed to timely file the following Reports:

Name of Filer	Form Type	# Late Repts	# Late Transactions
David Collins	Form 4	one	one
Praetorian Cap. Mgt., LLC	Form 4	one	one

(3)	Code of Ethics.
     Effective March 30, 2007, our Company’s board of directors adopted a Code of Business Conduct and Ethics that applies to all of our Company’s officers, directors and employees. Our Code of Business Conduct and Ethics and Compliance Program was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Form 10-KSB for the year ended December 31, 2006, filed on April 2, 2007. We will provide a copy of the Code of Business Conduct and Ethics and Compliance Program to any person without charge, upon request. Requests can be sent to: Robert C. Goodwin, CFO, DAC Technologies Group International, Inc., 12120 Colonel Glenn Road, Suite 6200 Little Rock, AR 72210.
(4)	Committees of the Board.
     Our board of directors is of the view that it is appropriate for us not to have a standing compensation or nominating committees because there are currently only two directors on our board of directors, who are in frequent communication with each other as to all matters that would ordinarily be handled by such committees. These directors have performed and will perform adequately the functions of nominating and compensation committees. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. The process of identifying and evaluating nominees for director is conducted by our board of directors. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.
     The Board of Directors also acts as the audit committee. None of our directors are independent.
ITEM 10. EXECUTIVE COMPENSATION
     The following table sets forth summary information concerning the compensation received for services rendered to us during the past two (2) fiscal years.
SUMMARY COMPENSATION TABLE

				All Other
Name and	Year	Salary	Commission	Compensation	Total
Principal Position		($)	($)	$	($)

David A. Collins, PEO	2006	120,000	421,179	66,000	607,179
	2005	120,000	391,047	66,000	577,047

Robert C. Goodwin, PFO	2006	77,400			77,400
	2005	77,400			77,400

(1)	Board of Directors
     Our directors do not receive compensation in any form for their services as Directors.
(2)	Employment Contracts and Other Compensation
     David A. Collins serves in the capacity of Chairman and CEO under a five (5) year Employment Agreement commencing December 1, 2005. This Agreement may not be terminated by the Company except for cause, defined as a felony conviction, or violation of the non-compete or confidentiality provisions. If cause is found, Mr. Collins will cease to receive compensation. Furthermore, Mr. Collins may terminate his agreement at any time upon 30 days advance written notice to the Company; should he elect to do so, the Company will discontinue payment of benefits, except that any stock options already granted will remain in force. Should Mr. Collins be terminated from his position with the Company, he agrees not to compete with the Company for a period of twelve (12) months following the date of termination. In addition, for the years 2005 and 2006, David A. Collins leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm-length negotiation; however the Company has determined the arrangement to be is competitive with comparable office space and secretarial support.
     All other officers and employees serve at the discretion of the Board of Directors, and do not have employment contracts.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 23, 2007 by (a) each person known by us to be the beneficial owner of five (5) percent or more of the outstanding common stock and (b) all executive officers and directors both individually and as a group. Included are any securities that any person or group identified has the right to acquire within sixty (60) days pursuant to options, warrants, and conversion privileges or other rights. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 6,135,599 shares of common stock outstanding.

     (1) Security Ownership of Certain Beneficial Owners.

	Name and Address of	Number of Shares	Percent
Title of Class	Beneficial Owner	Beneficially Owned	of Class
Common Stock	Praetorian Capital Management LLC Miami Beach, FL	1,100,000	17.9%

Common Stock	David A. Collins	500,500 [1]	8.2%
	Miami Beach, FL

Common Stock	Bruce M. Stachenfeld	326,726	5.3%
	New York, NY

[1]	Includes 32,000 shares owned by the Collins Family Trust. David Collins acknowledges beneficial ownership and control of the shares held in this Trust. The beneficiaries of the Collins Family Trust are Payton P. Collins and David A. Collins, Jr.
(2)	Security Ownership of Management

	Name and Address of	Number of Shares	Percent
Title of Class	Beneficial Owner	Beneficially Owned	of Class
Common Stock	Robert C. Goodwin N. Little Rock, AR	19,073	0.31%

Common Stock	David A. Collins Miami Beach, FL	500,500	8.2%
     There are no arrangements, which may result in a change in control of the Company.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     At December 31, 2006 and 2005, the Company has a non-interest bearing note receivable of $130,531 and $99,531, respectively, from David A. Collins, Chairman and CEO. This note is due December 31, 2007. This note was not negotiated in an arms-length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.
     At December 31, 2006 and 2005, the Company has a non-interest bearing note receivable of $72,518 and $72,518, respectively, from DAC Investment and Consulting, Inc., a company wholly-owned by David A. Collins, our Chairman and CEO. This note is due December 31, 2007. This note was not negotiated in an arms-length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.
     David A. Collins, Chairman and CEO, has personally guaranteed loans obtained by the Company from a local bank. The total of these loans at December 31, 2006 and 2005 was $192,733 and $236,220, respectively. The notes are due on various dates in 2008. The Company intends to refinance the loans when they mature; in the event they cannot be refinanced the Company believes it will have adequate resources to pay off the loans. Mr. Collins has also personally guaranteed repayment of funds borrowed by the Company under its factoring agreement. The amounts borrowed under this factoring agreement at December 31, 2006 and 2005 were $3,819,575 and $3,505,885, respectively.
     For the years 2005 and 2006, our Chief Executive Officer, David Collins, leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins, the Company’s President of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm-length negotiation; however the Company has determined the arrangement to be is competitive with comparable office space and secretarial support.
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
     The following documents are incorporated by reference from the Registrant’s Form 10-SB filed with the Securities and Exchange Commission (the “Commission”) file #000-29211, on January 28, 2000 and the 2004 10K-SB.

Exhibit	Description
2	Asset Purchase Agreement

3.1	Articles of Incorporation

3.2	Bylaws

10.1	Office Lease*

10.1.1	Warehouse Lease*

10.2	Factoring Agreement

10.3.1	Employment contract of David A. Collins

14.1	Code of Business Conduct & Ethics *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

*	These exhibits are enclosed within this filing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1)	Audit Fees
     The Company incurred the following fees to Moore Stephens Frost, PLC, the Company’s independent auditors, for services rendered during the fiscal year ended December 31, 2006, a total of $42,955 for the audit of the Company’s consolidated financial statements for fiscal 2005, and $22,907 for the review of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2006. The Company incurred the following fees to Moore Stephens Frost, PLC, the Company’s independent auditors, for services rendered during the fiscal year ended December 31, 2005 a total of $32,823 for the audit of the Company’s consolidated financial statements for fiscal 2004 and $24,070 for the reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2005.
(2)	Tax Fees
     The Company’s Board of Directors determined that the services performed by Moore Stephens Frost, PLC, other than audit services are not incompatible with maintaining its independence. The additional fee for non-audit related services was approximately $5,699 in 2006 and $3,430 in 2005.
(3)	Audit committee
     The Company does not have a standing Audit Committee of its Board of Directors.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized DAC Technologies Group International, Inc.

By:	/s/ David A. Collins

David A. Collins, Chairman, CEO and Principal Executive Officer April 2, 2007

By:	/s/ Robert C. Goodwin

Robert C. Goodwin, Principal Accounting Officer and Principal Financial Officer April 2, 2007

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
December 31, 2006 and 2005
Consolidated Financial Statements
With
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Little Rock, Arkansas
     We have audited the accompanying consolidated balance sheets of DAC Technologies Group International, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAC Technologies Group International, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Independent Registered Public Accounting Firm
Little Rock, Arkansas
April 2, 2007

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets

Current assets
Cash	$338,968	$130,886
Accounts receivable, less allowance for doubtful accounts of $5,000 in 2006 and 2005	532,028	692,690
Due from factor	1,282,208	1,313,618
Inventories	3,130,825	2,704,310
Prepaid expenses and deferred charges	108,965	69,573
Income taxes receivable	370,817	—
Deferred income tax asset	35,815	9,600

Total current assets	5,799,626	4,920,677

Property and equipment
Leasehold improvements	1,121	29,049
Furniture and fixtures	228,670	201,108
Molds, dies and artwork	504,283	500,137

	734,074	730,294
Accumulated depreciation	(522,466)	(496,267)

Net property and equipment	211,608	234,027

Other assets
Patents and trademarks, net of accumulated amortization of $88,465 and $72,439 in 2006 and 2005, respectively	147,750	156,531
Deposit	11,435	1,435
Advances to employees	24,107	14,783
Note receivable — long-term	20,000	—
Note receivable — related party	72,518	72,518
Note receivable — stockholder	130,531	99,531

Total other assets	406,341	344,798

Total assets	$6,417,575	$5,499,502

Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$192,733	$236,220
Accounts payable	1,640,445	981,042
Accrued payroll tax withholdings	24,944	29,463
Accrued expenses — other	47,552	30,538
Income taxes payable	—	380,843

Total current liabilities	1,905,674	1,658,106

Deferred income tax liability	33,100	15,500

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at December 31, 2006 and 2005; 6,135,599 and 6,193,364 shares outstanding at December 31, 2006 and 2005, respectively	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(201,333)	(101,400)
Retained earnings	2,710,709	1,957,871

Total stockholders’ equity	4,478,801	3,825,896

Total liabilities and stockholders’ equity	$6,417,575	$5,499,502

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Consolidated Statements of Income
For the Years Ended December 31, 2006 and 2005

	2006	2005
Sales, net of returns and allowances	$15,475,880	$13,351,115

Cost of sales	10,985,564	8,625,762

Gross profit	4,490,316	4,725,353

Operating expenses
Selling	1,866,453	1,538,715
General and administrative	1,093,530	991,555

Total operating expenses	2,959,983	2,530,270

Income from operations	1,530,333	2,195,083

Other income (expense)
Interest expense	(318,116)	(231,619)
Other income	12,751	—

Total other income (expense), net	(305,365)	(231,619)

Income before income tax provision	1,224,968	1,963,464

Provision for income taxes	472,130	782,917

Net income	$752,838	$1,180,547

Basic and diluted earnings per share	$0.12	$0.19

Weighted-average number of common shares
Basic	6,158,388	6,189,905
Diluted	6,158,388	6,209,784
The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2006 and 2005

	Common Stock		Additional	Treasury Stock
			Paid-in			Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance — January 1, 2005	6,310,864	$6,311	$1,930,489	130,000	$(101,400)	$777,324	$2,612,724

Issuance of stock for services	12,500	12	32,613	—	—	—	32,625

Net income	—	—	—	—	—	1,180,547	1,180,547

Balance — December 31, 2005	6,323,364	6,323	1,963,102	130,000	(101,400)	1,957,871	3,825,896

Purchase of treasury stock	—	—	—	57,765	(99,933)	—	(99,933)

Net income	—	—	—	—	—	752,838	752,838

Balance — December 31, 2006	6,323,364	$6,323	$1,963,102	187,765	$(201,333)	$2,710,709	$4,478,801

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net income	$752,838	$1,180,547
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock for services	—	32,625
Depreciation	55,247	55,091
Amortization	16,026	15,993
Deferred income tax benefit	(8,615)	—
Changes in operating assets and liabilities
Accounts receivable	160,662	(215,540)
Due from factor	31,410	(52,138)
Inventories	(426,515)	(771,198)
Prepaid expenses and deferred charges	(39,392)	(9,403)
Income taxes receivable	(370,817)	—
Deposits	(10,000)	—
Advances to employees	(9,324)	(9,958)
Accounts payable	659,403	(177,520)
Accrued payroll tax withholdings	(4,519)	7,336
Accrued expenses other	17,014	6,996
Income taxes payable	(380,843)	39,142

Net cash provided by operating activities	442,575	101,973

Cash flows from investing activities
Purchases of property and equipment	(32,828)	(72,754)
Payments for patents and trademarks	(7,245)	(7,862)
Net advances on note receivable	(20,000)	—
Net advances on note receivable — stockholder	(31,000)	(1,131)
Purchase of treasury stock	(99,933)	—

Net cash used by investing activities	(191,006)	(81,747)

Cash flows from financing activities
Payments on notes payable	(43,487)	(57,186)

Net cash used by financing activities	(43,487)	(57,186)

Net increase (decrease) in cash	208,082	(36,960)

Cash — beginning of year	130,886	167,846

Cash — end of year	$338,968	$130,886

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$317,219	$230,204
Taxes	1,232,000	743,775
The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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
2.	Summary of Significant Accounting Policies
a.	Basis of presentation — The accompanying consolidated financial statements include the accounts of DAC Technologies Group International, Inc. and its wholly owned subsidiary, Summit Training International (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in the consolidation.

b.	Revenue recognition — The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, risk of loss has been transferred which is generally F.O.B shipping point, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

c.	Cash equivalents — The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents at December 31, 2006 or 2005.

d.	Accounts and notes receivable — The majority of the Company’s receivables are factored pursuant to a factoring agreement as described in Note 6. At December 31, 2006 and 2005, approximately 91% and 87%, respectively, of the Company’s accounts receivable, gross of the balance due to factor, was covered by this agreement. For receivables which are not covered under this agreement, the Company evaluates customer accounts on a periodic basis and records an allowance for amounts estimated to be uncollectible. Past due status is determined based upon contractual terms. Amounts that are determined to be uncollectible are written off against this allowance when collection attempts on the accounts have been exhausted. Management

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
2.	Summary of Significant Accounting Policies (cont.)
uses significant judgment in estimating uncollectible accounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the Company processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

Interest income associated with notes receivable is recognized in the period in which it is earned based upon the terms of the note. At such time that management would deem a note to be uncollectible, interest income would cease to be recognized. Based on management’s analysis, there were no conditions that existed in the years ended December 31, 2006 or 2005 to indicate the need for the non-accrual of interest income.

e.	Inventories — Inventories are stated at the lower of weighted-average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $82,926 and $52,924 at December 31, 2006 and 2005, respectively. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

f.	Property and equipment — Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following useful lives:

Leasehold improvements	8 years
Furniture and fixtures	10 years
Molds, dies and artwork	10 years
Depreciation expense of $55,247 and $55,091 was recognized during the years ended December 31, 2006 and 2005, respectively. Maintenance and repairs are charged to expense as incurred. Major additions and improvements of existing facilities are capitalized. For retirements or sales of property, the Company removes the original cost and the related accumulated depreciation from the accounts and the resulting gain or loss is reflected in other income (expense), net in the accompanying consolidated statements of income.
g.	Patents and trademarks — Costs incurred in connection with the acquisition of patents and trademarks are capitalized and amortized over their estimated useful lives, which range from five to seventeen years.

h.	Income taxes — The Company utilizes the liability method of accounting for deferred income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities as of the year end date at the presently enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to be realized.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
2.	Summary of Significant Accounting Policies (cont.)
i.	Shipping and handling — All shipping and handling costs are included in selling expense in the accompanying consolidated statements of income. These costs totaled $488,427 and $389,511 for the years ended December 31, 2006 and 2005, respectively.

j.	Earnings per share — Basic earnings per share has been calculated using the weighted average number of common shares outstanding for each year. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic earnings per share and diluted earnings per share are as follows:

	2006	2005
Net earnings from continuing operations	$752,838	$1,180,547

Basic weighted-average shares	6,158,388	6,189,905

Effect of dilutive securities
Common stock warrants	—	19,879

Dilutive potential common shares	6,158,388	6,209,784

Net earnings per share from continuing operations
Basic	$0.12	$0.19

Diluted	$0.12	$0.19

k.	Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l.	Fair value of financial instruments — The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments. The fair value of notes receivable, which is based on discounted cash flows using current interest rates, approximates the carrying value at December 31, 2006 and 2005.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
2.	Summary of Significant Accounting Policies (cont.)
m.	Impairment of long-lived assets — Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based upon management’s assessment of the impairment indicators, no impairment testing was necessary during the years ended December 31, 2006 or 2005.

n.	Impairment of patents and trademarks — SFAS No. 144 requires that separate intangible assets that have finite lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based on management’s assessment of the impairment indicators, no impairment testing was necessary during the years ended December 31, 2006 or 2005.

o.	New accounting pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The implementation of this pronouncement did not have a significant impact on the consolidated financial statements in the current year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
2.	Summary of Significant Accounting Policies (cont.)
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a consolidated balance sheet and consolidated statement of income approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company in fiscal 2006 and did not have a material impact on the Company’s consolidated financial statements.
3.	Variable Interest Entities
     FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company holds a note receivable, which is a variable interest, from DAC Investment and Consulting, Inc. (“DAC Investment”) of $72,518. Since 2001, DAC Investment has provided consulting and sales services to the Company. For purposes of FIN 46R, management determined that DAC Investment is a variable interest entity; however, the Company is not the primary beneficiary. The balance of the note receivable represents the Company’s maximum exposure to loss as a result of its involvement with DAC Investment.
4.	Inventories
     Inventories consist of the following:

	2006	2005
Finished goods	$2,551,464	$2,282,743
Inventory in transit	556,394	398,600
Parts	22,967	22,967

	$3,130,825	$2,704,310

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
5.	Intangible Assets
     Intangible assets consisted of the following:

	2006	2005
Finite-lived
Patents and trademarks, net of accumulated amortization of $88,465 and $72,439 in 2006 and 2005, respectively	$147,750	$156,531

     Aggregate amortization expense related to finite-lived intangible assets was $16,026 and $15,993 for the years ended December 31, 2006 and 2005, respectively. Future finite-lived intangible asset amortization expenses are as follows:

2007	$15,172
2008	14,897
2009	13,636
2010	12,650
2011	12,650
Thereafter	78,745

$147,750

     During 2006 and 2005, the Company acquired patents which pertain to technology incorporated into certain of the Company’s products. The Company paid $7,245 and $7,862, respectively, for these patents. The fair value of these patents is being amortized over the weighted-average expected lives of 17 years.
6.	Due From Factor
     The Company factors a majority of its receivables without recourse under a credit risk factoring agreement, which is renewable annually. This agreement provides for factoring fees of .65% to 1.8% monthly, depending on the creditworthiness and location of an account (domestic or foreign). An additional fee of .25% is charged for each thirty-day period, or part thereof, when the terms of sale exceed 90 days. Fees are calculated on the gross face value of each invoice. Additionally, this agreement provides for advances of funds on the factored receivable. Interest is charged at a greater of 4% or 0.50% above prime, which was 8.25% at December 31, 2006, on the outstanding funds in use. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
6.	Due From Factor (cont.)
     These amounts are as follows:

	2006	2005
Accounts receivable factored	$5,101,783	$4,819,503
Amounts advanced and outstanding	3,819,575	3,505,885

Due from factor	$1,282,208	$1,313,618

7.	Notes Payable
     Notes payable consist of the following:

	2006	2005
Note payable with a bank; interest at 7.70%; payable on demand or if no demand, November 1, 2008; collateralized by the Company’s inventories, property and equipment, and personal guarantees of the Company’s major stockholders.	$105,762	$125,580

Note payable with a bank; interest at 7.70%; payable on demand or if no demand, November 12, 2008; collateralized by the Company’s inventories, property and equipment, and personal guarantees of the Company’s major stockholders.	86,971	104,674

Note payable with a bank; interest at 7.00%; payable on demand or if no demand, April 30, 2006; secured by the Company’s inventories and personal guarantees of the Company’s major stockholders.	—	5,966

	$192,733	$236,220

     The weighted-average interest rates on short-term borrowings, including notes payable — stockholders for the years ended December 31, 2006 and 2005 were 7.69% and 7.64%, respectively. The Company recognized interest expense of approximately $16,900 and $19,500 for the years ended December 31, 2006 and 2005, respectively, on notes payable.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
8.	Equity
     On May 4, 2006, the Company purchased 57,765 shares of common stock for $99,933. These shares are accounted for as treasury stock in the accompanying consolidated financial statements.
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
     During 2000, the Company adopted the 2000 Equity Incentive Plan (the “Plan”), a non-qualified stock option plan. Under the terms of the Plan, officers, directors, employees and other individuals may be granted options to purchase the Company’s common stock at exercise prices determined by the Company’s Board of Directors. The terms and conditions of any options granted under the Plan, to include vesting period and restrictions or limitations on the options, will be determined by the Board of Directors. The maximum number of shares that can be granted under this Plan is one million shares of stock. At December 31, 2006, the Company had granted no options pursuant to this Plan.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
11.	Warrants
     A summary of warrant activity for 2006 and 2005 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, January 1, 2005	393,901	$2.57	—	$—

Granted	—	—	—	—

Outstanding, December 31, 2005	393,901	$2.57	—	$—

Granted	—	—	—	—

Outstanding, December 31, 2006	393,901	$2.57	—	$—

     At December 31, 2006, all warrants outstanding have an exercise price of $2.57 and expire on June 28, 2009.
12.	Income Taxes
     The provision (benefit) for income taxes consists of:

	2006	2005
Current provision	$480,745	$782,917
Deferred benefit	(8,615)	—

	$472,130	$782,917

     Reconciliations of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

	2006	2005
Income taxes computed at federal statutory tax rate	$416,489	$667,578
State tax provision, net of federal benefits	52,551	84,233
Nondeductible expenses and other	3,090	31,106

Provision for income taxes	$472,130	$782,917

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
12.	Income Taxes (cont.)
     Temporary differences that give rise to significant deferred tax assets (liabilities) are as follows:

	2006	2005
Allowance for doubtful accounts	$1,915	$1,915
Allowance for excess inventory	38,125	22,389
Accumulated tax depreciation in excess of book depreciation	(35,467)	(28,857)
Accumulated tax amortization in excess of book amortization	(1,858)	(1,347)

Net deferred tax assets (liabilities)	$2,715	$(5,900)

13.	Related Party Transactions
     During the years ended December 31, 2006 and 2005, the Company made periodic advances to certain employees of the Company. At December 31, 2006 and 2005, the outstanding balances of advances to these individuals were $24,107 and $14,783, respectively.
     At December 31, 2006 and 2005, the Company held a note receivable of $130,531 and $99,531, respectively, due from an individual, who is both an employee and a stockholder, which is due on December 31, 2007. This note is unsecured and non-interest bearing.
     At December 31, 2006 and 2005, the Company held a note receivable of $72,518 due from a related party entity, which is owned by the individual discussed above, which is due on December 31, 2007. This note is unsecured and non-interest bearing. The note receivable has been classified as non-current in the accompanying consolidated balance sheets because repayment is not anticipated during the next year.
     For the years ended December 31, 2006 and 2005, consulting service fees in the amount of $60,000 were paid to a related party entity, which is owned by the individual discussed above. The related party provides consulting services to the Company on an ongoing basis.
     Certain stockholders of the Company have personally guaranteed the Company’s outstanding borrowings with a bank at December 31, 2006 and 2005.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
14.	Commitments and Contingencies
a.	The Company leased office and warehouse space for $5,537 per month under a lease that expired on April 30, 2005. The lease agreement provided for renewal options through April 30, 2007 at a rate of $6,436 per month.

In December 2006, the Company leased new office and warehouse space. The office space lease agreement provides for rent at a rate of $7,757 per month and expires on January 31, 2011, with a renewal option through January 31, 2015. The warehouse space lease agreement provides for rent at a rate of $9,366 per month and expires on December 31, 2010, with a renewal option through December 31, 2014.

Additionally, the Company leases space from a shareholder for office space for $5,500 per month under no formal lease agreement. Total rent expense for the Company for the years ended December 31, 2006 and 2005 was $238,433 and $201,887, respectively.

At December 31, 2006, future minimum rental commitments under non-cancelable operating leases in excess of one year are as follows:

2007	$205,903
2008	211,011
2009	218,912
2010	215,829
2011	8,229

$859,884

b.	The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

c.	During 1998, the Company entered into an asset purchase agreement, wherein it acquired certain assets and assumed certain liabilities of DAC Technologies of America, Inc. in a combination that was accounted for in a manner similar to a pooling of interest. Assets and liabilities that were not included in this transaction consisted of a receivable from a major stockholder and President, certain bridge loans, stockholder advances, an automobile, certain accounts payable, accrued commissions and accrued payroll totaling $200,488. The Company could be held liable in the event of litigation, for the outstanding balances of certain unsecured liabilities of DAC Technologies of America, Inc. totaling approximately $119,000. No accrual has been made for this contingency.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
15.	Major Customers and Suppliers
     During the year ended December 31, 2006, the Company recognized aggregate sales to two customers in the amount of approximately $9,612,000 and $1,715,000, which represented 62.1% and 11.1% of total net sales, respectively. During the year ended December 31, 2005, the Company recognized aggregate sales to one customer in the amount of approximately $7,643,000, which represented 57.3% of total net sales. Accounts receivable related to the sales were factored without recourse (Note 6).
     During the years ended December 31, 2006 and 2005, the Company purchased 99.9% of its products from one major supplier. The Company is dependent upon this supplier continuing in business and its ability to ship to the United States, but believes that it could replace this supplier, if required to, at similar quality and terms.
16.	Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers. As discussed in Note 6, the Company factors a majority of its receivables under a factoring agreement. These accounts are factored on a non-recourse basis which reduces the Company’s exposure to credit risk. Approximately 91% and 87% of the Company’s accounts receivable at December 31, 2006 and 2005, respectively, were factored. The Company also provides credit in the normal course of business to certain of its customers and performs ongoing credit evaluations of these customers. It maintains allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company’s customer base and its customer’s financial resources.
     At December 31, 2006 and 2005 and at various times throughout these years, the Company maintained cash balances with financial institutions in excess of the federally insured limit.
17.	Financial Information by Business Segment
     During the years ended December 31, 2006 and 2005, the Company operates in four primary business segments delineated by products or services. These segments are security products, gun locks, safes and non-security products. The accounting policies of the Company’s segments are the same as those described in Note 2. The Company’s long-lived assets are located in the United States and China.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
17.	Financial Information by Business Segment (cont.)
     Information concerning operations in these segments of business is as follows:

	2006	2005
Revenues
Gun cleaning and maintenance	$10,872,871	$9,953,390
Hunting and camping	2,700,191	1,502,553
Gun safety	1,867,427	1,818,439
Other	35,391	76,733

Total revenues	$15,475,880	$13,351,115

Income (loss) before income tax provision
Gun cleaning and maintenance	$1,215,318	$1,562,218
Hunting and camping	(124,433)	216,298
Gun safety	149,395	183,739
Other	(15,312)	1,209

Total income (loss) before income tax provision	$1,224,968	$1,963,464

Identifiable assets
Gun cleaning and maintenance
United States	$2,033,062	$1,617,351
Hunting and camping
United States	627,222	674,522
Gun safety
United States	484,854	389,709
China	28,829	38,475
Other
United States	108,441	154,003
China	34,889	41,587
Corporate	3,100,278	2,583,855

Total identifiable assets	$6,417,575	$5,499,502

     Molds used to manufacture the Company’s security products and gun locks are located in China (Note 1).