Form 10QSB
period 2007-03-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2007-05-15
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
     (1) Yes ☒      No ☐                     (2) Yes ☒      No ☐
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of May 7, 2007, 6,323,364 shares of Common Stock are issued and 6,126,099 are outstanding.
     Transitional Small Business Disclosure Format: Yes ☐      No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS
     Our financial statements are contained in pages 4 through 6 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
March 31, 2007
Unaudited

Assets
Current assets
Cash	$80,648
Accounts receivable, less allowance for doubtful accounts of $5,000	952,676
Due from factor	453,859
Inventories	3,258,520
Prepaid expenses and deferred charges	133,564
Income taxes receivable	378,425
Current deferred income tax benefit	35,815

Total current assets	5,293,507

Property and equipment
Leasehold improvements	47,850
Furniture and fixtures	238,173
Molds, dies, and artwork	511,233

797,256
Accumulated depreciation	(534,444)

Net property and equipment	262,812

Other assets
Patents and trademarks, net of accumulated amortization of $92,401	145,569
Deposits	18,131
Advances to employees	36,379
Note receivable — long term	20,000
Note receivable — related party	72,518
Note receivable — stockholder	175,532

Total other assets	468,129

Total assets	$6,024,448

Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$182,403
Accounts payable	1,149,781
Accrued payroll tax withholdings	26,531
Accrued expenses — other	171,034

Total current liabilities	1,529,749

Deferred income tax liability	33,100

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued and 6,135,599 shares outstanding	6,323
Additional paid-in capital	1,963,102
Treasury stock, at cost	(201,333)
Retained earnings	2,693,507

Total stockholders’ equity	4,461,599

Total liabilities and stockholders’ equity	$6,024,448

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Three Months Ended March 31, 2007 and 2006
Unaudited

	2007	2006
Net sales	$2,839,625	$2,763,197

Cost of sales	2,002,115	1,792,411

Gross profit	837,510	970,786

Operating expenses
Selling	381,040	340,789
General and administrative	407,720	246,269

Total operating expenses	788,760	587,058

Income from operations	48,750	383,728

Other income (expense)
Interest expense	(73,560)	(59,735)

Total other income (expense)	(73,560)	(59,735)

Income (loss) before income tax provision (benefit)	(24,810)	323,993

Income tax provision (benefit)	(7,608)	126,811

Net income (loss)	$(17,202)	$197,182

Basic and diluted earnings (loss) per share	$(0.00)	$0.03

Weighted average number of common shares:
Basic and diluted	6,135,599	6,193,364
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Three Months Ended March 31, 2007 and 2006
Unaudited

	2007	2006
Cash flows from operating activities
Net income (loss)	$(17,202)	$197,182
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	11,978	13,773
Amortization	3,936	3,998
Changes in operating assets and liabilities
Accounts receivable	(420,648)	(842,515)
Due from factor	828,349	760,892
Inventories	(127,695)	128,685
Advances to employees	(12,272)	(10,704)
Prepaid expenses and deferred charges	(24,599)	(94,151)
Income taxes receivable	(7,608)	—
Deposits	(6,696)	—
Accounts payable	(490,664)	37,245
Accrued payroll tax withholdings	1,587	(3,928)
Accrued expenses other	123,482	(5,074)
Income taxes payable	—	(253,189)

Net cash used in operating activities	(138,052)	(67,786)

Cash flows from investing activities
Purchases of property and equipment	(63,182)	(9,108)
Payments for patents and trademarks	(1,755)	(3,280)
Net payments (advances) on notes receivable — stockholder	(45,001)	6,773

Net cash used in investing activities	(109,938)	(5,615)

Cash flows from financing activities
Payments on notes payable	(10,330)	(10,907)

Net cash used in financing activities	(10,330)	(10,907)

Decrease in cash	(258,320)	(84,308)

Cash — beginning of period	338,968	130,886

Cash — end of period	$80,648	$46,578

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

PART F/S
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Nature of Business
     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. The Company’s primary business is gun safety and gun maintenance with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. The Company’s products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. In 2003, the product line was expanded to include a line of gun cleaning kits and accessories. This line has continued to be expanded, and now accounts for approximately 70% of the Company’s sales revenues whereas gun locks now account for approximately 12% of sales. In 2005, the Company began developing products in the hunting and camping market, adding a line of meat processing items. The Company continues to develop this market, having added a knife processing kit, aluminum camping table and turkey seat.
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
     Unaudited interim condensed consolidated financial statements
     The accompanying condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2007 and 2006 are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.
     Use of Estimates
     The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.
     Inventories
     Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $82,926 at March 31, 2007. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

March 31, 2007
Inventories consist of:
Finished goods	$2,774,570
Inventory in transit	460,983
Parts	22,967

$3,258,520

     Due from Factor
     The Company factors a majority of its receivables without recourse under a credit risk factoring agreement. The fair values of accounts receivables and the amount due to the factor under this factoring agreement approximate their carrying values due to the short-term nature of the instruments. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheet. These amounts are as follows:

March 31, 2007
Accounts receivable factored	$2,079,761
Amounts advanced and outstanding	$1,625,902

Due from factor	$453,859

     Earnings per Share: Dilutive Effect
     Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method). For the three months ended March 31, 2007 and 2006, there was no dilutive effect related to these outstanding stock warrants as their exercise price of $2.57 was greater than the average market price of the common stock during the period.
     Accounting Changes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. Effective January 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 did not have a material impact on the consolidated financial statements of the Company.
     Subsequent event
     On April 30, 2007, the Company settled a lawsuit with an insurance company in the amount of $146,500. This lawsuit related to a claim for unpaid insurance premiums prior to March 31, 2007, and has been accrued in the accompanying condensed consolidated balance sheet.

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
     The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 2007 and 2006. In evaluating these statements, you should consider various factors, including those summarized above, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
(a) Background
Summary
     The Company reported a net loss of $17,202 on net sales of $2,839,625 for the three months ended March 31, 2007 as compared to net income of $197,182 on net sale of $2,763,197 for the three months ended March 31, 2006.

     The Company introduced during the first quarter of 2007 two new products in the hunting and camping area: an aluminum camping table and turkey seat. These new products generated $398,723 in gross revenues, or approximately 14% of gross sales.
Details
     We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. Our products consist of gun cleaning kits and accessories, gun safety items such as gun locks, trigger locks and security safes, and hunting and camping accessories. In recent years, we have placed particular emphasis on gun cleaning kits and gun accessories, as well as expanding our hunting and camping category.
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

     Gun Maintenance. We market over forty (40) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed.
     We also market several kits that have been privately labeled for certain customers. This product area accounted for 67% of sales during the first quarter of 2007.
     Hunting and camping. This category includes three meat-processing items, Sportsman’s Lighter, game processing kit, aluminum camping table, turkey seat and portable ATV light. This product area accounted for 16% of sales during the first quarter of 2007.
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
     Other Products. We market four (4) different electronic security devices designed to protect the person, and two licensed products, the Clampit Cupholder and Plateholder. This product area accounts for less than the one percent of the Company’s sales.
(b) Financial Condition and Results of Operations
Results of Operations
     For the three months ended March 31, 2007, the Company had a net loss of $17,202 on net sales of $2,839,625 as compared to net income of $197,182 on net sales of $2,763,197 for the three months ended March 31, 2006.
     Due to a number of factors, particularly increases in commodity prices for brass, metal, wood and plastic as well as a devaluation of the US dollar versus the Chinese renminbi (RMB), the Company has experienced a significant increase in the cost of its products during the past twelve months. These increases have had a direct effect on the Company’s profits, as gross margins have decreased from 35% for the three months ended March 31, 2006, to 29% for the three months ended March 31, 2007 or a net decline of 6%. The Company is currently examining measures by which to reduce its costs of manufacture.
     Operating expenses for the three months ended March 31, 2007 were $788,760 as compared to $587,058 for the same period in the prior year, an increase of 34%. The Company recorded a one-time charge related to a lawsuit settlement of $146,500 during the three months ended March 31, 2007. Without this one-time charge, operating expenses would have been $642,260, an increase of $55,202 over 2006. This increase is a result of a number of factors that the Company has identified and begun developing cost saving measures. Some increases are difficult to control, such as freight costs, which increased 9% over the prior year even though sales volume only increased 3%. This is a direct result of the increase in fuel costs, causing freight companies to charge an additional 13% to 17% in fuel surcharges. Some of the increase can also be attributed to one time costs associated with the Company moving into its new offices and warehouse facility in January 2007.

Financial Condition
     A summary of the significant balance sheet items at March 31, 2007 as compared to year-end December 31, 2006 is presented below:

	Mar.31, 2007	Dec. 31, 2006
Accounts receivable	$952,676	$532,028
Due from factor	453,859	1,282,208
Inventories	3,258,520	3,130,825
Total current assets	5,293,507	5,799,626
Accounts payable	1,149,781	1,640,445
Total current liabilities	1,529,749	1,905,674
Working capital	3,763,758	3,893,952
Stockholders’ equity	4,461,599	4,478,801
     “Accounts receivable” on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. “Due from factor” represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At March 31, 2007 and year end December 31, 2006, these amounts were as follows:

	Mar. 31, 2007	Dec. 31, 2006
Total accounts receivable	$3,032,437	$5,633,811
Less: assigned receivables	(2,079,761)	(5,101,783)

Net accounts receivables	$952,676	$532,028

Assigned receivables	$2,079,761	$5,101,783
Less: Funds advanced	(1,625,902)	(3,819,575)

Due from factor	$453,859	$1,282,208

     As explained above, accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. The Company’s total receivables, as detailed above, were $3,032,437 at March 31, 2007 as compared to $5,633,811 at December 31, 2006. This decrease of $2,601,374 is a result of the decrease in sales during the quarter ended March 31, 2007 as compared to the quarter ended December 31, 2006. Historically, sales in the fourth quarter have been the largest quarter. It is normal and expected that total receivables would decrease during the first three quarters as compared to the fourth quarter of the previous year.
     Inventory at March 31, 2007 remained virtually unchanged from December 31, 2006. Typically, the Company attempts to maintain sixty days worth of inventory at any one time. Inventories at December 31, 2006 were slightly high due to the sales in December 2006 being less than anticipated.
     Accounts payable at March 31, 2007 decreased $490,664 from December 31, 2006.

(c) Liquidity and Capital Resources
     Our liquidity needs arise primarily from inventory. Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). Consequently, should our sales revenues significantly decline, it could affect our short-term liquidity. The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Advances are payable to the factor on demand. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. For the period ending March 31, 2007, our factor had advanced us $1,625,902.In addition, in order to generate immediate cash flow, the Company may borrow against the assigned receivables prior to their collection and is charged interest on any such advances.
(d) Trends
     Our business faces the issues of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak U.S. dollar. This will put pressure on our margins and overhead costs. Any strengthening of the US dollar would impact favorably on the business, as this would ease the pressure on margins and increase our competitiveness. Current trends, however, suggest a continued weakening which will place additional pressure on our sales into our markets.
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
     The fact that gun safety laws are passed by federal, state, or local governments does not ensure that the demand for our gun safety products will increase. We are currently unsure what, if any, impact that the recent Virginia Tech shootings will have on issues of gun control, gun ownership and gun safety.
(f) Critical Accounting Estimates
     The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2006 audited consolidated financial statements included in the Company’s Form 10KSB. The quarterly financial statements for the period ended March 31, 2007, attached hereto, and should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2006, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
(a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2007, such controls and procedures were effective.
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
(f) Sarbanes-Oxley Section 404 Compliance
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2006. Management will assess its internal controls over financial reporting in its annual report for 2007; however management’s assessment will not be audited until fiscal 2008.
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
     On December 16, 2005, Continental Western Insurance Company filed suit against the Company in the Circuit Court of Pulaski County, Arkansas, claiming unpaid insurance premiums in the amount of $236,121 relating to the product liability portion of the policy. On April 30, 2007, the Company settled this suit by agreeing to pay Continental Western at total of $146,500. Terms of this settlement call for the Company to pay $50,000 on April 30, 2007, with the balance of $96,500 to be paid in twelve equal monthly installments of $8,305.41 beginning May 15, 2007.

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
     On November 9, 2005, Skit International, Ltd. filed a Complaint for Declaratory Judgment in the United States District Court, Eastern District of Arkansas, Western Division, seeking once again to set aside the judgment against Skit International, Ltd., based upon the allegation that Skit International, Ltd.’s former attorney did not have authorization to act on its behalf with respect to the Pulaski County case, and that the Arkansas Court did not have personal jurisdiction over the defendant. The district judge ruled in the Company’s favor dismissing the action. Skit International, Ltd. appealed this ruling to the Eighth Circuit Court of Appeals. This appeal was presented to the Eighth Circuit Court on April 13, 2007 whose ruling is still pending.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
     A Form 8-K was filed on September 7, 2005, and is incorporated herein by reference. The following documents are incorporated by reference from Registrant’s Form 10SB filed with the Securities and Exchange Commission (the “Commission”), File No. 000-29211, on January 28, 2000:

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

Dated: May 15, 2007