Form 10QSB
period 2007-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2007-08-14
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
(1) Yes ☑ No ☐                      (2) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of August 2, 2007, 6,323,364 shares of Common Stock are issued and 6,113,499 are outstanding.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
ITEM 1. FINANCIAL STATEMENTS
     Our financial statements are contained in pages 4 through 9 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
June 30, 2007
Unaudited

Assets

Current assets
Cash	$78,426
Accounts receivable, less allowance for doubtful accounts of $5,000	1,390,991
Due from factor	322,716
Inventories	5,159,992
Prepaid expenses and deferred charges	158,471
Income taxes receivable	290,810
Current deferred income tax benefit	35,815

Total current assets	7,437,221

Property and equipment
Leasehold improvements	55,323
Furniture and fixtures	251,753
Molds, dies, and artwork	511,233

818,309
Accumulated depreciation	(546,489)

Net property and equipment	271,820

Other assets
Patents and trademarks, net of accumulated amortization of $96,401	141,569
Deposits	17,351
Advances to employees	39,385
Note receivable — long term	20,000
Note receivable — related party	72,518
Note receivable — stockholder	172,784

Total other assets	463,607

Total assets	$8,172,648

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
June 30, 2007
Unaudited

Liabilities and Stockholders’ equity

Current liabilities
Notes payable	$252,758
Accounts payable	3,292,506
Accrued payroll tax withholdings	25,106
Accrued expenses-other	20,818

Total current liabilities	3,591,188

Deferred income tax liability	33,100

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued and 6,113,499 shares outstanding	6,323
Additional paid-in capital	1,963,102
Treasury stock, at cost	(230,192)
Retained earnings	2,809,127

Total stockholders’ equity	4,548,360

Total liabilities and stockholders’ equity	$8,172,648

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Six Months Ended June 30, 2007 and 2006
Unaudited

	2007	2006
Net sales	$5,579,528	$5,480,366

Cost of sales	3,855,627	3,724,465

Gross profit	1,723,901	1,755,901

Operating expenses
Selling	734,616	659,331
General and administrative	674,094	510,112

Total operating expenses	1,408,710	1,169,443

Income from operations	315,191	586,458

Other income (expense)
Interest expense	(136,766)	(110,871)

Total other income (expense)	(136,766)	(110,871)

Income before income tax provision	178,425	475,587

Provision for income taxes	80,007	186,089

Net income	$98,418	$289,498

Basic and diluted earnings per share	$0.02	$0.05

Weighted-average number of shares
Basic and diluted	6,130,018	6,181,556
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Three Months Ended June 30, 2007 and 2006
Unaudited

	2007	2006
Net sales	$2,739,903	$2,717,169

Cost of sales	1,853,512	1,932,054

Gross profit	886,391	785,115

Operating expenses
Selling	353,576	318,542
General and administrative	266,374	263,843

Total operating expenses	619,950	582,385

Income from operations	266,441	202,730

Other income (expense)
Interest expense	(63,206)	(51,136)

Total other income (expense)	(63,206)	(51,136)

Income before income tax provision	203,235	151,594

Provision for income taxes	87,615	59,278

Net income	$115,620	$92,316

Basic and diluted earnings per share	$0.02	$0.01

Weighted-average number of shares
Basic and diluted	6,124,498	6,169,877
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Six Months Ended June 30, 2007 and 2006
Unaudited

	2007	2006
Cash flows from operating activities
Net income	$98,418	$289,498
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	24,023	27,773
Amortization	7,936	8,098
Deferred income taxes	—	(5,743)
Changes in operating assets and liabilities
Accounts receivable	(858,963)	(728,160)
Due from factor	959,492	760,980
Inventories	(2,029,167)	(802,744)
Advances to employees	(15,278)	(12,851)
Prepaid expenses and deferred charges	(49,506)	(63,223)
Income taxes receivable	80,007	—
Deposits	(5,916)	—
Accounts payable	1,652,061	1,397,632
Accrued payroll tax withholdings	162	1,401
Accrued expenses other	(26,734)	(20,401)
Income taxes payable	—	(480,168)

Net cash provided (used) by operating activities	(163,465)	372,092

Cash flows from investing activities
Purchases of property and equipment	(84,235)	(12,595)
Payments for patents and trademarks	(1,755)	(7,246)
Net advances on note receivable — related party	—	(427)
Net advances on note receivable — stockholder	(42,253)	(3,238)
Purchase of treasury stock	(28,859)	(99,933)

Net cash provided (used) by investing activities	(157,102)	(123,439)

Cash flows from financing activities
Proceeds from notes payable	96,500	—
Payments on notes payable	(36,475)	(23,515)

Net cash provided (used) by financing activities	60,025	(23,515)

Increase (decrease) in cash	(260,542)	225,138

Cash — beginning of period	338,968	130,886

Cash — end of period	$78,426	$356,024

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Three Months Ended June 30, 2007 and 2006
Unaudited

	2007	2006
Cash flows from operating activities
Net income	$115,620	$92,316
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	12,045	14,000
Amortization	4,000	4,100
Deferred income taxes	—	(5,743)
Changes in operating assets and liabilities
Accounts receivable	(438,315)	114,355
Due from factor	131,143	88
Inventories	(1,901,472)	(931,429)
Advances to employees	(3,006)	(2,147)
Prepaid expenses and deferred charges	(24,907)	30,928
Income taxes receivable	87,615	—
Deposits	780	—
Accounts payable	2,142,725	1,360,387
Accrued payroll tax withholdings	(1,425)	5,329
Accrued expenses other	(150,216)	(15,327)
Income taxes payable	—	(226,979)

Net cash provided (used) by operating activities	(25,413)	439,878

Cash flows from investing activities
Purchases of property and equipment	(21,053)	(3,487)
Payments for patents and trademarks	—	(3,966)
Net advances on note receivable — related party	—	(427)
Net advances on note receivable — stockholder	2,748	(10,011)
Purchase of treasury stock	(28,859)	(99,933)

Net cash used by investing activities	(47,164)	(117,824)

Cash flows from financing activities
Proceeds from notes payable	96,500	—
Payments on notes payable	(26,145)	(12,608)

Net cash provided (used) by financing activities	70,355	(12,608)

Increase (decrease) in cash	(2,222)	309,446

Cash — beginning of period	80,648	46,578

Cash — end of period	$78,426	$356,024

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

PART F/S
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Nature of Business
     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. The Company’s primary business is gun safety and gun maintenance with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. The Company’s products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. In 2003, the product line was expanded to include a line of gun cleaning kits and accessories. This line has continued to be expanded, and during 2007 has accounted for approximately 56% of the Company’s sales revenues. In 2005, the Company began developing products in the hunting and camping market, adding a line of meat processing items. The Company continues to develop this market, having added a knife processing kit, aluminum camping table and turkey seat. Hunting and camping products accounted for 28% of the Company’s sales in 2007.
     Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 61%), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
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
     Unaudited interim condensed consolidated financial statements
     The accompanying condensed consolidated financial statements of the Company as of and for the six months ended June 30, 2007 and 2006 and for the three months ended June 30, 2007 and 2006, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.
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
     Inventories
     Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $82,926 at June 30, 2007. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

June 30, 2007
Inventories consist of:
Finished goods	$3,726,213
Inventory in transit	1,410,812
Parts	22,967

$5,159,992

     Due from Factor
     The Company factors a majority of its receivables without recourse under a credit risk factoring agreement. The fair values of accounts receivables and the amount due to the factor under this factoring agreement approximate their carrying values due to the short-term nature of the instruments. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheet. These amounts are as follows:

June 30, 2007
Accounts receivable factored	$1,951,636
Amounts advanced and outstanding	1,628,920

Due from factor	$322,716

     Earnings per Share: Dilutive Effect
          Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method). For the six months and three months ended June 30, 2007 and 2006, there was no dilutive effect related to these outstanding stock warrants as their exercise price of $2.57 was greater than the average market price of the common stock during the period.
Accounting Changes
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. Effective January 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 did not have a material impact on the condensed consolidated financial statements of the Company.
Treasury Stock Transactions
          During the three months ended June 30, 2007, the Company purchased 22,100 shares of its common stock in the open market at a total cost of $28,859. These shares are accounted for as treasury stock (at cost) in the accompanying condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.
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
     (a) Background
Summary
For the three months ended June 30, 2007, the Company had net income of $115,620 on net sales of $2,739,903. For the six months ended June 30, 2007, the Company had net income of $98,418 on net sales of $5,579,528.
The Company continues to fight the effects of rising commodity prices on its gross margins. Gross margins did increase during the second quarter of 2007 to 32% as compared to 29% in the second quarter of 2006.
The Company’s line of GunMaster™ gun cleaning kits continues to be a leader in the gun cleaning market. However, it is becoming increasingly difficult to maintain the tremendous sales growth experienced in this market from 2003 through 2005. While the Company will continue its efforts to gain a larger market share in this area, future sales growth will need to come from new markets. To this end, the Company continues to expand its product line in the hunting and camping area, which now accounts for approximately 28% of the Company’s sales, and is working on a new line of household cleaning items.
The effects of cost saving measures adopted by the Company earlier this year are now beginning to be realized, especially in the shipping and freight areas. The Company believes these measures will continue to have a positive impact on earnings during the remainder of 2007.

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

development of new products in new markets, such as camping and housewares;

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
     Gun Maintenance. We market over forty (40) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also market several kits that have been privately labeled for certain customers. This product area accounted for 56% of sales during the first six months of 2007.

     Hunting and camping. This category includes three meat processing items, Sportsman’s Lighter, game processing kit, aluminum camping table, turkey seat and portable ATV light. This product area accounted for 28% of sales during the first six months of 2007.
     Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel, keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California. This product area accounted for 16% of sales during the first six months of 2007.
     Other Products. We market four (4) different electronic security devices designed to protect the person, and two licensed products, the Clampit Cupholder and Plateholder. This product area accounts for less than one percent of the Company’s sales.
(b) Financial Condition and Results of Operations
Results of Operations
Three Months Ended June 30, 2007 and 2006
     For the three months ended June 30, 2007, the Company had net income of $115,620 on net sales of $2,739,903 as compared to net income of $92,316 on net sales of $2,717,169 for the three months ended June 30, 2006. This represents only a one percent increase in sales, however, net income increased $23,304, or 25%.
     The increase in net income is mainly the result of improved gross margins. Gross margins increased from 29% for the three months ended June 30, 2006, to 32% for the three months ended in 2007. During 2006, the Company experienced significant increases in most of its products, mainly due to increases in commodity prices. To offset these increases and resulting reductions in gross margins, the Company has initialed measures this year to improve its margins, including a price increase to its customers during the second quarter of 2007. The results of these measures are beginning to be realized, as reflected in the improved margins during the second quarter of 2007.
     Operating expenses for the three months ended June 30, 2007 were $619,950 as compared to $582,385 for the same period in the prior year, an increase of 6%. Selling expenses (which includes shipping and warehouse expenses), increased $35,034, or 11%. The most significant increases were in commissions and warehouse rent. Commissions increased because a larger percentage of sales were done by outside sales reps, who earn a higher commission rate than internal sales personnel. In January 2007, the Company leased a new 102,000 square foot warehouse which will be sufficient to meet all its needs, even during the heavy shipping seasons during the third and fourth quarters. In previous years, the Company used the services of a third party bonded warehouse to store the extra inventory needed during the third and fourth quarters. While the fixed monthly rental of the new warehouse currently exceeds the cost incurred in prior years during the first two quarters, the savings during the last two quarters will exceed the additional costs now. These increases were offset, to some extent, by reduced costs relating to shipping and freight, a result of new cost saving measures adopted early in the second quarter of 2007.

     General and administrative expenses increased $2,531, or 1% over 2006. Insurance costs, accounting fees and other costs associated with meeting SEC reporting requirements continue to increase. These increases were offset to some extent by decreases in administrative salaries and legal fees.
Six Months Ended June 30, 2007 and 2006
     For the six months ended June 30, 2007, the Company had net income of $98,418 on net sales of $5,579,528 as compared to net income of $289,498 on net sales of $5,480,366 for the six months ended June 30, 2006.
     The increase in net sales of $99,162 represents an increase of 2% over the six months ended June 30, 2006. Gross margins decreased slightly from 32% in 2006 to 31% in 2007.
     Operating expenses for the six months ended June 30, 2007 were $1,408,710 as compared to $1,169,443 for the six months ended June 30, 2006. This is an increase of $239,267, or 20%. Included in operating expenses for 2007 is a one-time charge of $146,500 recorded in the first quarter of 2007 for the settlement of a lawsuit brought against the Company by its former insurance carrier. Without this one-time charge, operating expenses would have increased $92,767, or 8% over 2006. Most of this increase, as in the three months ended June 30, 2007 is related to increased costs for insurance, accounting fees, warehouse rent and commissions.
Financial Condition
     A summary of the significant balance sheet items at June 30, 2007 as compared to year-end December 31, 2006 is presented below:

	June 30, 2007	Dec. 31, 2006
Accounts receivable	$1,390,991	$532,028
Due from factor	322,716	1,282,208
Inventories	5,159,992	3,130,825
Total current assets	7,437,221	5,799,626
Accounts payable	3,292,506	1,640,445
Total current liabilities	3,591,188	1,905,674
Working capital	3,846,033	3,893,952
Stockholders’ equity	4,548,360	4,478,801
The only significant changes as reflected above relate to inventory levels and accounts payable. Inventories at June 30, 2007 increased $2,029,167 over December 31, 2006. The reason for this increase relates mainly to two factors. Because of the seasonality of the Company’s business, inventory needs for the third and fourth quarters are significantly greater than for the first and second quarters. Therefore, the Company begins to build its inventory levels towards the end of the second quarter in anticipation of these increased needs. In addition, the Company moved up the scheduled shipment of certain items into the second quarter to save on the cost of these items, in anticipation of a price increase. Accounts payable increased $1,652,061 from December 31, 2006 to June 30, 2007, in direct relation to the increase in inventory.

(c) Liquidity and Capital Resources
     Our liquidity needs arise primarily from inventory. Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). Consequently, should our sales revenues significantly decline, it could affect our short-term liquidity. The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. The factor may also, at its discretion, advance funds prior to the collection of our accounts, for which the Company is charged interest. Advances are payable to the factor on demand. For the period ending June 30, 2007, our factor had advanced us $1,628,920.
(d) Trends
     Our business faces the issues of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak U.S. dollar. This will put pressure on our margins and overhead costs. Any strengthening of the U.S. dollar would impact favorably on the business, as this would ease the pressure on margins and increase our competitiveness. Current trends, however, suggest a continued weakening which will place additional pressure on our sales into our markets.
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
(f) Critical Accounting Estimates
     The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2006 audited consolidated financial statements included in the Company’s Form 10KSB. The quarterly financial statements for the period ended June 30, 2007, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2006, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2007, such controls and procedures were effective.
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
(f) Sarbanes-Oxley Section 404 Compliance
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2006. Management will assess its internal controls over financial reporting in its annual report for 2007; however, management’s assessment will not be audited until fiscal 2008.
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
     On November 8, 2005, the Company was sued in the Court of Common Pleas, in Dauphin County, Pennsylvania, on a product liability claim. This suit had been turned over to the Company’s insurance carrier Continental Western Insurance Company. On July 3, 2007, Continental Western executed a settlement agreement with the plaintiff, which included the general release of the Company from any and all claims.

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
     On November 9, 2005, Skit International, Ltd. filed a Complaint for Declaratory Judgment in the United States District Court, Eastern District of Arkansas, Western Division, seeking once again to set aside the judgment against Skit International, Ltd., based upon the allegation that Skit International, Ltd.’s former attorney did not have authorization to act on its behalf with respect to the Pulaski County case, and that the Arkansas Court did not have personal jurisdiction over the defendant. The district judge ruled in the Company’s favor dismissing the action, which has been affirmed by the Eighth Circuit Court of Appeals on April 13, 2007. There are no further appeal processes available to Skit. The Company’s legal counsel is currently in negotiations with Skit International and certain individuals regarding the settlement of this $1,524,420 judgment. Should settlement talks not be successful, the Company intends to pursue collection through any and all means available.

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
     Dated: August 14, 2007