Form 10QSB/A
period 2006-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2007-08-17
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
Amendment No. 1

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ______
Commission File Number 000-29211
DAC Technologies Group International, Inc.
(Name of Small Business Issuer in its charter)

Florida	65-0847852

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12120 Colonel Glenn Road, Suite 6200, Little Rock, AR (Address of principal executive offices)	72210 (Zip Code)
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

EXPLANATORY NOTE
     This Amendment No. 1 to the Quarterly Report of DAC Technologies Group International Inc. for the quarter ended June 30, 2006, as originally filed August 14, 2006, is being filed for the purpose of restating previously issued quarterly financial statements to reflect changes to the Company’s cost of sales and inventory values. These changes do not affect the Company’s annual financial statements for the year ended December 31, 2006 as previously filed in the Company’s December 31, 2006 10KSB.

PART I
ITEM 1. FINANCIAL STATEMENTS
     Our financial statements are contained in pages 4 through 9 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
June 30, 2006

(Restated)
Assets
Current assets
Cash	$356,024
Accounts receivable, less allowance for doubtful accounts of $5,000	1,420,850
Due from factor	552,638
Inventories	3,507,054
Income taxes receivable	99,325
Prepaid expenses and deferred charges	132,796
Current deferred income tax benefit	32,943

Total current assets	6,101,630

Property and equipment
Leasehold improvements	29,049
Furniture and fixtures	209,557
Molds, dies, and artwork	504,283

742,889
Accumulated depreciation	(524,040)

Net property and equipment	218,849

Other assets
Patents and trademarks, net of accumulated amortization of $80,537	155,679
Deposits	1,435
Advances to employees	27,634
Note receivable — related party	72,945
Note receivable — stockholder	102,769

Total other assets	360,462

Total assets	$6,680,941

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
June 30, 2006
Unaudited

(Restated)
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$212,705
Accounts payable	2,378,674
Accrued payroll tax withholdings	30,864
Accrued expenses-other	10,137

Total current liabilities	2,632,380

Deferred income tax liability	33,100

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued and 6,135,599 shares outstanding	6,323
Additional paid-in capital	1,963,102
Treasury stock, at cost	(201,333)
Retained earnings	2,247,369

Total stockholders’ equity	4,015,461

Total liabilities and stockholders’ equity	$6,680,941

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Six Months Ended June 30, 2006 and 2005
Unaudited

	(Restated)
	2006	2005
Net sales	$5,480,366	$4,527,240

Cost of sales	3,724,465	2,911,277

Gross profit	1,755,901	1,615,963

Operating expenses
Selling	659,331	517,890
General and administrative	510,112	443,319

Total operating expenses	1,169,443	961,209

Income from operations	586,458	654,754

Other income (expense)
Interest expense	(110,871)	(76,608)

Total other income (expense)	(110,871)	(76,608)

Income before income tax provision	475,587	578,146

Provision for income taxes	186,089	225,054

Net income	$289,498	$353,092

Basic and diluted earnings per share	$0.05	$0.06

Weighted-average number of shares
Basic	6,181,556	6,186,389
Diluted	6,181,556	6,226,146
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Three Months Ended June 30, 2006 and 2005
Unaudited

	(Restated)
	2006	2005
Net sales	$2,717,169	$2,264,162

Cost of sales	1,932,054	1,453,107

Gross profit	785,115	811,055

Operating expenses
Selling	318,542	241,072
General and administrative	263,843	234,049

Total operating expenses	582,385	475,121

Income from operations	202,730	335,934

Other income (expense)
Interest expense	(51,136)	(30,547)

Total other income (expense)	(51,136)	(30,547)

Income before income tax provision	151,594	305,387

Provision for income taxes	59,278	118,737

Net income	$92,316	$186,650

Basic and diluted earnings per share	$0.01	$0.03

Weighted-average number of shares
Basic and diluted	6,169,877	6,191,853
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Six Months Ended June 30, 2006 and 2005
Unaudited

	(Restated)
	2006	2005
Cash flows from operating activities
Net income	$289,498	$353,092
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for services	—	32,625
Depreciation	27,773	26,808
Amortization	8,098	7,998
Deferred income taxes	(5,743)	—
Changes in operating assets and liabilities
Accounts receivable	(728,160)	(703,103)
Due from factor	760,980	1,106,817
Inventories	(802,744)	(196,653)
Advances to employees	(12,851)	(17,671)
Prepaid expenses and deferred charges	(63,223)	(103,984)
Accounts payable	1,397,632	(151,188)
Accrued payroll tax withholdings	1,401	1,604
Accrued expenses other	(20,401)	(13,212)
Income taxes payable	(480,168)	(217,946)

Net cash provided by operating activities	372,092	125,187

Cash flows from investing activities
Purchases of property and equipment	(12,595)	(16,473)
Payments for patents and trademarks	(7,246)	—
Net advances on note receivable — related party	(427)	—
Net advances on note receivable — stockholder	(3,238)	(37,361)
Purchase of treasury stock	(99,933)	—

Net cash used by investing activities	(123,439)	(53,834)

Cash flows from financing activities
Payments on notes payable	(23,515)	(26,657)

Net cash used by financing activities	(23,515)	(26,657)

Increase in cash	225,138	44,696

Cash — beginning of period	130,886	167,846

Cash — end of period	$356,024	$212,542

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Three Months Ended June 30, 2006 and 2005
Unaudited

	(Restated)
	2006	2005
Cash flows from operating activities
Net income	$92,316	$186,650
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for services	—	32,625
Depreciation	14,000	13,536
Amortization	4,100	3,999
Deferred income taxes	(5,743)	—
Changes in operating assets and liabilities
Accounts receivable	114,355	(629,336)
Due from factor	88	332,541
Inventories	(931,429)	(230,838)
Advances to employees	(2,147)	(1,496)
Prepaid expenses and deferred charges	30,928	(23,665)
Accounts payable	1,360,387	343,107
Accrued payroll tax withholdings	5,329	1,337
Accrued expenses other	(15,327)	(13,610)
Income taxes payable	(226,979)	28,738

Net cash provided by operating activities	439,878	43,588

Cash flows from investing activities
Purchases of property and equipment	(3,487)	(10,480)
Payments for patents and trademarks	(3,966)	—
Net advances on note receivable — related party	(427)	—
Net advances on note receivable — stockholder	(10,011)	13,519
Purchase of treasury stock	(99,933)	—

Net cash provided (used) by investing activities	(117,824)	3,039

Cash flows from financing activities
Payments on notes payable	(12,608)	(13,393)

Net cash used by financing activities	(12,608)	(13,393)

Increase in cash	309,446	33,234

Cash — beginning of period	46,578	179,308

Cash — end of period	$356,024	$212,542

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

(Restated) June 30,
2006
Inventories consist of:
Finished goods	$2,424,352
Inventory in transit	1,059,735
Parts	22,967

$3,507,054

     Restatement
     The Company has restated its previously issued condensed consolidated financial statements as of June 30, 2006 and for the period then ended for inventory costs and the restated income tax effects. The accompanying condensed consolidated financial statements for this period have been restated to reflect the corrections.

Inventory cost adjustment, net of tax effect	$113,580

Total reduction in quarter ended June 30, 2006 earnings	$113,580

     The effect on the Company’s previously issued condensed consolidated financial statements as of June 30, 2006 are summarized as follows:
Condensed Balance Sheet (Consolidated) as June 30, 2006

	Previously	Increase
	Reported	(Decrease)	Restated

Inventories	$3,691,108	$(184,054)	$3,507,054
Income taxes receivable	28,851	70,474	99,325
Total current assets	6,215,210	(113,580)	6,101,630
Total assets	6,794,521	(113,580)	6,680,941
Retained earnings	2,360,949	(113,580)	2,247,369
Total stockholders’ equity	4,129,041	(113,580)	4,015,461
Total liabilities and stockholders’ equity	6,794,521	(113,580)	6,680,941
Condensed Statement of Operations (Consolidated) for the Six Months Ended June 30, 2006

	Previously	Increase
	Reported	(Decrease)	Restated

Cost of sales	$3,540,411	$184,054	$3,724,465
Gross profit	1,939,955	(184,054)	1,755,901
Income from operations	770,512	(184,054)	586,458
Income before income tax provision	659,641	(184,054)	475,587
Provision for income taxes	256,563	(70,474)	186,089
Net income	403,078	(113,580)	289,498
Basic and diluted earnings per share	0.07	(0.02)	0.05
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

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
	(Restated)		(Restated)
Numerator:

Net income	$92,316	$186,650	$289,498	$353,092

Denominator:
Weighted average common shares for basic calculation	6,169,877	6,191,853	6,181,556	6,186,389

Weighted average effect of dilutive securities:
Warrants	—	—	—	39,757

Denominator for diluted calculation	6,169,877	6,191,853	6,181,556	6,226,146

Earnings per share- basic	$0.01	$0.03	$0.05	$0.06

Earnings per share- diluted	$0.01	$0.03	$0.05	$0.06

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
     (a) Background
Summary
     The Company reported net income of $289,498, as restated, on net sales of $5,480,366 for the six months ended June 30, 2006 as compared to $353,092 and $4,527,240, respectively, for the six months ended June 30, 2005. This represents a decrease in net income of 18%, as restated, and an increase in net sales of 21%.
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
     For the six months ended June 30, 2006, the Company had net income of $289,498, as restated, on net sales of $5,480,366 as compared to net income of $353,092 on net sales of $4,527,240 for the six months ended June 30, 2005. This represents a decrease in net income of 18%, as restated, and an increase in net sales of 21%.
     For the three months ended June 30, 2006, the Company had net income of $92,316, as restated, on net sales of $2,717,169 as compared to net income of $186,650 on net sales of $2,264,162 for the same period in 2005. This represents a decrease in net income of 51%, as restated, and an increase in net sales of 20%.
     Sales of the Company’s line of GunMaster gun cleaning kits continue to grow significantly, accounting for approximately 72% and 64% of the Company’s sales for the six months and three months ended June 30, 2006, respectively. Sales of these kits for the six month period were $3,975,799 and for the three months were $1,756,927.
     For both the three month and six month periods ended June 30, 2005, the Company had gross margins of 36%. During the first six months of 2006, the Company experienced price increases in several of its products, primarily due to increased manufacturing costs as a result of rising commodity prices, and due to the devaluation of the U.S. dollar against the Chinese currency. These price increases resulted in reduced gross margins of 32% and 29%, as restated, for the six months and three months ended June 30, 2006, respectively.
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
     Income from operations for the six months ended June 30, 2006 was $586,458, as restated, as compared to $654,754 for the prior year, a decrease of 10%, as restated. For the three months ended June 30, 2006, income from operations was $202,730, as restated, as compared to $335,934 for the prior year, a decrease of 40%, as restated. These decreases are due to the reduced gross margins and increases in operating expenses.
Financial Condition
     A summary of the significant balance sheet items at June 30, 2006 as compared to year-end December 31, 2005 is presented below:

	(Restated)
	June 30, 2006	Dec. 31, 2005
Accounts receivable	$1,420,850	$692,690
Due from factor	552,638	1,313,618
Inventories	3,507,054	2,704,310
Total current assets	6,101,630	4,920,677
Accounts payable	2,378,674	981,042
Total current liabilities	2,632,380	1,658,106
Working capital	3,469,250	3,262,571
Stockholders’ equity	4,015,461	3,825,896
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
     Inventories increased $802,744, as restated, at June 30, 2006 as compared to December 31, 2005. This increase is normal and planned as the Company begins to increase its inventory to meet the expected increase in sales beginning in the third quarter. Of the $3,507,054, as restated, in inventory at June 30, 2006, $1,059,735 was in-transit, or on the ocean from China. This is an increase of $661,135 over in-transit inventory at December 31, 2005. This in-transit inventory was shipped the later part of June, and was not received into the Company’s warehouse until late July or early August, when it is needed for the increased sales that typically begin the later part of August.
     Accounts payable increased $1,397,632 at June 30, 2006 as compared to December 31, 2005. This increase is primarily related to the increase in inventory, particularly the $1,059,735 increase in in-transit inventory.
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

Dated: August 16, 2007