Form 10QSB/A
period 2006-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2007-08-17
CIK 1102750

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

EXPLANATORY NOTE
     This Amendment No. 1 to the Quarterly Report of DAC Technologies Group International Inc. for the quarter ended September 30, 2006, as originally filed November 14, 2006, is being filed for the purpose of restating previously issued quarterly financial statements to reflect changes to the Company’s cost of sales and inventory values. These changes do not affect the Company’s annual financial statements for the year ended December 31, 2006 as previously filed in the Company’s December 31, 2006 10K.

PART I
ITEM 1. FINANCIAL STATEMENTS
     Our financial statements are contained in pages 4 through 9 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
September 30, 2006
Unaudited

(Restated)
Assets
Current assets
Cash	$39,151
Accounts receivable, less allowance for doubtful accounts of $5,000	1,372,737
Due from factor	614,666
Inventories	4,393,701
Income taxes receivable	87,184
Prepaid expenses and deferred charges	132,360
Current deferred income tax benefit	35,815

Total current assets	6,675,614

Property and equipment
Leasehold improvements	29,049
Furniture and fixtures	209,557
Molds, dies, and artwork	504,283

742,889
Accumulated depreciation	(539,040)

Net property and equipment	203,849

Other assets
Patents and trademarks, net of accumulated amortization of $85,537	150,679
Deposits	1,435
Advances to employees	34,151
Note receivable — related party	72,945
Note receivable — stockholder	74,614

Total other assets	333,824

Total assets	$7,213,287

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
September 30, 2006
Unaudited

(Restated)
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$202,838
Accounts payable	2,607,103
Accrued payroll tax withholdings	26,974
Accrued expenses-other	53,888

Total current liabilities	2,890,803

Deferred income tax liability	33,100

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued and 6,135,599 shares outstanding	6,323
Additional paid-in capital	1,963,102
Treasury stock, at cost	(201,333)
Retained earnings	2,521,292

Total stockholders’ equity	4,289,384

Total liabilities and stockholders’ equity	$7,213,287

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Nine Months Ended September 30, 2006 and 2005
Unaudited

	(Restated)
	2006	2005
Net sales	$9,416,561	$7,720,369

Cost of sales	6,373,054	4,944,682

Gross profit	3,043,507	2,775,687

Operating expenses
Selling	1,163,956	891,318
General and administrative	780,127	706,488

Total operating expenses	1,944,083	1,597,806

Income from operations	1,099,424	1,177,881

Other expense
Interest expense	(190,645)	(134,194)

Total other expense	(190,645)	(134,194)

Income before income tax provision	908,779	1,043,687

Provision for income taxes	345,358	409,858

Net income	$563,421	$633,829

Basic and diluted earnings per share	$0.09	$0.10

Weighted-average number of common shares:
Basic	6,166,068	6,188,739
Diluted	6,166,068	6,215,244
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Three Months Ended September 30, 2006 and 2005
Unaudited

	(Restated)
	2006	2005
Net sales	$3,936,195	$3,193,129

Cost of sales	2,648,589	2,033,405

Gross profit	1,287,606	1,159,724

Operating expenses
Selling	504,625	373,428
General and administrative	270,015	263,169

Total operating expenses	774,640	636,597

Income from operations	512,966	523,127

Other expense
Interest expense	(79,774)	(57,586)

Total other expense	(79,774)	(57,586)

Income before income tax provision	433,192	465,541

Provision for income taxes	159,269	184,804

Net income	$273,923	$280,737

Basic and diluted earnings per share	$0.04	$0.05

Weighted average number of common shares:
Basic and diluted	6,135,599	6,193,364
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Nine Months Ended September 30, 2006 and 2005
Unaudited

	(Restated)
	2006	2005
Cash flows from operating activities
Net income	$563,421	$633,829
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for services	—	32,625
Depreciation	42,773	40,476
Amortization	13,098	11,994
Deferred income taxes	(8,615)	—
Changes in operating assets and liabilities
Accounts receivable	(680,047)	(231,620)
Due from factor	698,952	647,616
Inventories	(1,689,391)	(1,707,762)
Income taxes receivable	(87,184)	—
Advances to employees	(19,368)	(14,141)
Prepaid expenses and deferred charges	(62,787)	(103,064)
Accounts payable	1,626,061	947,877
Accrued payroll tax withholdings	(2,489)	5,011
Accrued expenses other	23,350	(4,324)
Income taxes payable	(380,843)	(243,917)

Net cash provided by operating activities	36,931	14,600

Cash flows from investing activities
Purchases of property and equipment	(12,595)	(23,403)
Payments for patents and trademarks	(7,246)	—
Net advances on note receivable — related party	(427)	(30,876)
Net advances on note receivable — stockholder	24,917	—
Purchase of treasury stock	(99,933)	—

Net cash used by investing activities	(95,284)	(54,279)

Cash flows from financing activities
Payments on notes payable	(33,382)	(40,285)

Net cash used by financing activities	(33,382)	(40,285)

Decrease in cash	(91,735)	(79,964)

Cash — beginning of period	130,886	167,846

Cash — end of period	$39,151	$87,882

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Three Months Ended September 30, 2006 and 2005
Unaudited

	(Restated)
	2006	2005
Cash flows from operating activities
Net income	$273,923	$280,737
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	15,000	13,668
Amortization	5,000	3,996
Deferred income tax provision	(2,872)	—
Changes in operating assets and liabilities
Accounts receivable	48,113	471,483
Due from factor	(62,028)	(459,201)
Inventories	(886,647)	(1,511,109)
Income taxes receivable	12,141	—
Advances to employees	(6,517)	3,530
Prepaid expenses and deferred charges	436	920
Accounts payable	228,429	1,099,065
Accrued payroll tax withholdings	(3,890)	3,407
Accrued expenses other	43,751	8,888
Income taxes payable	—	(25,971)

Net cash used in operating activities	(335,161)	(110,587)

Cash flows from investing activities
Purchases of property and equipment	—	(6,930)
Payments on notes receivable — stockholder	28,155	6,485

Net cash provided (used) by investing activities	28,155	(445)

Cash flows from financing activities
Payments on notes payable	(9,867)	(13,628)

Net cash used in financing activities	(9,867)	(13,628)

Decrease in cash	(316,873)	(124,660)

Cash — beginning of period	356,024	212,542

Cash — end of period	$39,151	$87,882

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

(Restated)
September 30,
2006
Inventories consist of:
Finished goods	$3,238,440
Inventory in transit	1,132,294
Parts	22,967

$4,393,701

     Restatement
     The Company has restated its previously issued condensed consolidated financial statements as of September 30, 2006 and for the period then ended for inventory costs and the related income tax effects. The accompanying condensed consolidated financial statements for this period have been restated to reflect the corrections.

Inventory cost adjustment, net of tax effect	$180,845

Total reduction in quarter ended September 30, 2006 earnings	$180,845

     The effect on the Company’s previously issued condensed consolidated financial statements as of September 30, 2006 are summarized as follows:
Condensed Balance Sheet (Consolidated) as of September 30, 2006

	Previously	Increase
	Reported	(Decrease)	Restated

Inventories	$4,686,757	$(293,056)	$4,393,701
Income taxes receivable	—	87,184	87,184
Total current assets	6,881,486	(205,872)	6,675,614
Total assets	7,419,159	(205,872)	7,213,287
Income taxes payable	25,027	(25,027)	—
Total current liabilities	2,915,830	(25,027)	2,890,803
Retained earnings	2,702,137	(180,845)	2,521,292
Total stockholders’ equity	4,470,229	(180,845)	4,289,384
Total liabilities and stockholders’ equity	7,419,159	(205,872)	7,213,287
Condensed Statement of Operations (Consolidated) for the Nine Months Ended September 30, 2006

	Previously	Increase
	Reported	(Decrease)	Restated

Cost of sales	$6,079,998	$293,056	$6,373,054
Gross profit	3,336,563	(293,056)	3,043,507
Income from operations	1,392,480	(293,056)	1,099,424
Income before income tax provision	1,201,835	(293,056)	908,779
Provision for income taxes	457,569	(112,211)	345,358
Net income	744,266	(180,845)	563,421
Basic and diluted earnings per share	0.12	(0.03)	0.09
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

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
	(Restated)		(Restated)
Numerator:

Net income	$273,923	$280,737	$563,421	$633,829

Denominator:
Weighted average common shares for basic calculation	6,135,599	6,193,364	6,166,068	6,188,739

Weighted average effect of dilutive securities:
Warrants	—	—	—	26,505

Denominator for diluted calculation	6,135,599	6,193,364	6,166,068	6,215,244

Earnings per share- basic	$0.04	$0.05	$0.09	$0.10

Earnings per share- diluted	$0.04	$0.05	$0.09	$0.10

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
(a) Background
Summary
     The Company reported net income of $563,421, as restated, on net sales of $9,416,561 for the nine months ended September 30, 2006 as compared to $633,829 and $7,720,369, respectively, for the nine months ended September 30, 2005. This represents a decrease in net income of 11%, as restated, and an increase in net sales of 22%.
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
     For the nine months ended September 30, 2006, the Company had net income of $563,421, as restated, on net sales of $9,416,561 as compared to net income of $633,829 on net sales of $7,720,369 for the nine months ended September 30, 2005. This represents a decrease in net income of 11%, as restated, and an increase in net sales of 22%.
     For the three months ended September 30, 2006, the Company had net income of $273,923, as restated, on net sales of $3,936,195 as compared to net income of $280,737 on net sales of $3,193,129 for the same period in 2005. This represents a decrease in net income of 2%, as restated, and an increase in net sales of 23%.
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
     For both the nine month and three month periods ended September 30, 2005, the Company had gross margins of 36%. During the first nine months of 2006, the Company experienced price increases in several of its products, primarily due to increased manufacturing cost as a result of rising commodity prices, and due to the devaluation of the U.S. dollar against the Chinese currency. These price increases resulted in reduced gross margins of 32% and 33%, as restated, for the nine months and three months ended June 30, 2006, respectively.
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

Financial Condition
     A summary of the significant balance sheet items at September 30, 2006 as compared to year-end December 31, 2005 is presented below:

	(Restated)
	Sept. 30, 2006	Dec. 31, 2005
Accounts receivable	$1,372,737	$692,690
Due from factor	614,666	1,313,618
Inventories	4,393,701	2,704,310
Total current assets	6,675,614	4,920,677
Accounts payable	2,607,103	981,042
Total current liabilities	2,890,803	1,658,106
Working capital	3,784,811	3,262,571
Stockholders’ equity	4,289,384	3,825,896
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
     Inventories increased $1,689,391, as restated, at September 30, 2006 as compared to December 31, 2005. This increase is normal and planned as the Company begins to increase its inventory to meet the expected increase in sales beginning in the third and fourth quarters.
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