Form 10QSB
period 2007-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2007-11-14
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
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
     (1) Yes ☒     No ☐          (2) Yes ☒      No ☐
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of November 6, 2007, 6,323,364 shares of Common Stock are issued and 6,089,699 are outstanding.
     Transitional Small Business Disclosure Format: Yes ☐      No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
September 30, 2007
Unaudited

Assets
Current assets
Cash	$106,947
Accounts receivable, less allowance for doubtful accounts of $5,000	1,267,262
Due from factor	440,505
Inventories	6,204,907
Prepaid expenses and deferred charges	165,268
Income taxes receivable	214,570
Current deferred income tax benefit	35,815

Total current assets	8,435,274

Property and equipment
Leasehold improvements	55,323
Furniture and fixtures	260,767
Molds, dies, and artwork	511,233

827,323
Accumulated depreciation	(559,845)

Net property and equipment	267,478

Other assets
Patents and trademarks, net of accumulated amortization of $100,272	137,698
Deposits	17,351
Advances to employees	34,717
Note receivable — long term	20,000
Note receivable — related party	72,518
Note receivable — stockholder	172,428

Total other assets	454,712

Total assets	$9,157,464

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
September 30, 2007
Unaudited

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$218,274
Accounts payable	4,202,677
Accrued payroll tax withholdings	18,463
Accrued expenses-other	16,890

Total current liabilities	4,456,304

Deferred income tax liability	33,100

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued and 6,089,699 shares outstanding	6,323
Additional paid-in capital	1,963,102
Treasury stock, at cost	(257,260)
Retained earnings	2,955,895

Total stockholders’ equity	4,668,060

Total liabilities and stockholders’ equity	$9,157,464

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Nine Months Ended September 30, 2007 and 2006
Unaudited

	2007	2006
Net sales	$8,960,497	$9,416,561
Cost of sales	6,270,727	6,373,054

Gross profit	2,689,770	3,043,507

Operating expenses
Selling	1,107,876	1,163,956
General and administrative	970,076	780,127

Total operating expenses	2,077,952	1,944,083

Income from operations	611,818	1,099,424

Other income (expense)
Interest expense	(210,385)	(190,645)

Total other income (expense)	(210,385)	(190,645)

Income before income tax provision	401,433	908,779
Provision for income taxes	156,247	345,358

Net income	$245,186	$563,421

Basic and diluted earnings per share	$0.04	$0.09

Weighted-average number of common shares:
Basic and diluted	6,122,613	6,166,068
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Three Months Ended September 30, 2007 and 2006
Unaudited

	2007	2006
Net sales	$3,380,969	$3,936,195
Cost of sales	2,415,100	2,648,589

Gross profit	965,869	1,287,606

Operating expenses
Selling	373,260	504,625
General and administrative	295,982	270,015

Total operating expenses	669,242	774,640

Income from operations	296,627	512,966

Other income (expense)
Interest expense	(73,619)	(79,774)

Total other income (expense)	(73,619)	(79,774)

Income before income tax provision	223,008	433,192
Provision for income taxes	76,240	159,269

Net income	$146,768	$273,923

Basic and diluted earnings per share	$0.02	$0.04

Weighted average number of common shares:
Basic and diluted	6,108,045	6,135,599
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Nine Months Ended September 30, 2007 and 2006
Unaudited

	2007	2006
Cash flows from operating activities
Net income	$245,186	$563,421
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	37,379	42,773
Amortization	11,807	13,098
Deferred income taxes	—	(8,615)
Changes in operating assets and liabilities
Accounts receivable	(735,234)	(680,047)
Due from factor	841,703	698,952
Inventories	(3,074,082)	(1,689,391)
Advances to employees	(10,610)	(19,368)
Prepaid expenses and deferred charges	(56,303)	(62,787)
Income taxes receivable	156,247	(87,184)
Deposits	(5,916)	—
Accounts payable	2,562,232	1,626,061
Accrued payroll tax withholdings	(6,481)	(2,489)
Accrued expenses other	(30,662)	23,350
Income taxes payable	—	(380,843)

Net cash provided (used) by operating activities	(64,734)	36,931

Cash flows from investing activities
Purchases of property and equipment	(93,249)	(12,595)
Payments for patents and trademarks	(1,755)	(7,246)
Net advances on note receivable — related party	—	(427)
Net advances on note receivable — stockholder	(41,897)	24,917
Purchase of treasury stock	(55,927)	(99,933)

Net cash used by investing activities	(192,828)	(95,284)

Cash flows from financing activities
Proceeds from notes payable	96,500	—
Payments on notes payable	(70,959)	(33,382)

Net cash provided (used) by financing activities	25,541	(33,382)

Decrease in cash	(232,021)	(91,735)
Cash — beginning of period	338,968	130,886

Cash — end of period	$106,947	$39,151

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Three Months Ended September 30, 2007 and 2006
Unaudited

	2007	2006
Cash flows from operating activities
Net income	$146,768	$273,923
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation	13,356	15,000
Amortization	3,871	5,000
Deferred income tax provision	—	(2,872)
Changes in operating assets and liabilities
Accounts receivable	123,729	48,113
Due from factor	(117,789)	(62,028)
Inventories	(1,044,915)	(886,647)
Advances to employees	4,668	(6,517)
Prepaid expenses and deferred charges	(6,797)	436
Income taxes receivable	76,240	12,141
Accounts payable	910,171	228,429
Accrued payroll tax withholdings	(6,643)	(3,890)
Accrued expenses other	(3,928)	43,751

Net cash provided (used) in operating activities	98,731	(335,161)

Cash flows from investing activities
Purchases of property and equipment	(9,014)	—
Net advances on notes receivable — stockholder	356	28,155
Purchase of treasury stock	(27,068)	—

Net cash provided (used) by investing activities	(35,726)	28,155

Cash flows from financing activities
Payments on notes payable	(34,484)	(9,867)

Net cash used in financing activities	(34,484)	(9,867)

Increase (decrease) in cash	28,521	(316,873)
Cash — beginning of period	78,426	356,024

Cash — end of period	$106,947	$39,151

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

PART F/S
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Nature of Business
     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. The Company’s primary business is gun safety and gun maintenance with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. The Company’s products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. In 2003, the product line was expanded to include a line of gun cleaning kits and accessories. This line has continued to be expanded, and through the third quarter of 2007 has accounted for approximately 55% of the Company’s sales revenues. In 2005, the Company began developing products in the hunting and camping market, adding a line of meat processing items. The Company continues to develop this market, having added a knife processing kit, aluminum camping table and turkey seat. Hunting and camping has accounted for 31% of the Company’s sales through the third quarter of 2007. The Company has begun to expand its product line into household products, adding a wooden fireplace bellow in the third quarter of 2007, and started production of three cleaning dusters that will begin to ship to customers in December 2007.
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
     Unaudited interim condensed consolidated financial statements
     The accompanying condensed consolidated financial statements of the Company as of and for the nine months ended September 30, 2007 and 2006 and for the three months ended September 30, 2007 and 2006, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.
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
     Inventories
     Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $82,926 at September 30, 2007. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

Sept. 30, 2007
Inventories consist of:
Finished goods	$4,586,807
Inventory in transit	1,595,133
Parts	22,967

$6,204,907

     Due from Factor
     The Company factors a majority of its receivables without recourse under a credit risk factoring agreement. The fair values of accounts receivables and the amount due to the factor under this factoring agreement approximate their carrying values due to the short-term nature of the instruments. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheet. These amounts are as follows:

Sept. 30, 2007
Accounts receivable factored	$2,570,872

Amounts advanced and outstanding	2,130,367

Due from factor	$440,505

     Earnings per Share: Dilutive Effect
     Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method). For the nine months and three months ended September 30, 2007 and 2006, there was no dilutive effect related to these outstanding stock warrants as their exercise price of $2.57 was greater than the average market price of the common stock during the period.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS 159 on its consolidated financial statements.
Treasury Stock Transactions
     During the three months ended September 30, 2007, the Company purchased 23,800 shares of its common stock in the open market at a total cost of $27,068. These shares are accounted for as treasury stock (at cost) in the accompanying condensed consolidated financial statements.

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

(a) Background
Details
     We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. Our products consist of gun cleaning kits and accessories, gun safety items such as gun locks, trigger locks and security safes, and hunting and camping accessories. In 2007, we have begun to expand our product line into household products, having added a wooden fireplace bellow during the third quarter and production of three new cleaning dusters that will begin shipping to customers in December 2007.
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
     Gun Maintenance. We market over fifty (50) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also market several kits that have been privately labeled for certain customers. This product area accounted for 55% of sales during the first nine months of 2007.
     Hunting and camping. This category includes three meat processing items, Sportsman’s Lighter, game processing kit, aluminum camping table, turkey seat and camo drink coolers. This product area accounted for 31% of sales during the first nine months of 2007.

     Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel, keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California. This product area accounted for 14% of sales during the first nine months of 2007.
     Other Products. We market four (4) different electronic security devices designed to protect the person, and two licensed products, the Clampit Cupholder and Plateholder. A new wooden fireplace bellow was added in the third quarter of 2007. This product area accounts for less than one percent of the Company’s sales.
(b) Financial Condition and Results of Operations
Results of Operations
Three Months Ended September 30, 2007 and 2006

			Increase	Percent
	2007	2006	(Decrease)	Change
Net sales	$3,380,969	$3,936,195	$(555,226)	(14%)
Gross profit	965,869	1,287,606	(321,737)	(25%)
Operating expenses	669,242	774,640	(105,398)	(14%)
Income from operations	296,627	512,966	(216,339)	(42%)
Net income	146,768	273,923	(127,155)	(46%)
     The decrease in net sales for the three months ended September 30, 2007 as compared to 2006, is the result of several factors. Sales to several of the Company’s larger sporting goods customers were down due to different delivery dates from last year. The unseasonably warm weather across the country has also affected sales for gun related products.
     Going forward, the Company has begun production of a line of household cleaning dusters that will begin shipping in the fourth quarter, and a new large aluminum camping table that will begin shipping in January 2008. The Company estimates that, based upon communication with Wal-Mart, these items will add over $3,300,000 in additional annual revenue in 2008 just from Wal-Mart alone. The Company will continue to expand its product line in the household cleaning products to include additional dusters, mops, brooms, and brushes. The Company has also begun to develop a line of fireplace accessories, including a new wooden fireplace bellows that began shipping in the third quarter of 2007.
     Gross profit margins are down for the three-month period as compared to last year by about 3%, but at 29%, equal gross margins for the year 2006. Gross profit margins continue to be pressured by the declining value of the US dollar versus the Chinese RMB. Also, sales of lower gross margin items such as meat grinders and knife sets have affected gross margins. The Company expects fourth quarter margins to increase over fourth quarter 2006 margins.

     In June of 2007, the Company instituted a price increase to its general customer base of approximately 8%, which did not include Wal-Mart. Wal-Mart has communicated to the Company’s management that it will consider a price increase in January 2008 for the Company’s gun cleaning and gun accessory items. The Company anticipates that this price increase will be around 5% on these items.
     Operating expenses for the three-month period ended September 30, 2007, decreased by 14% over 2006. General and administrative expenses increased $25,967, or 10% over 2006. Insurance costs for the Company’s liability insurance increased $21,936, and accounting fees increased $14,244 over last year. Overall, all other general and administrative expenses decreased over the prior year. Selling expenses, (including warehouse and shipping costs), decreased $131,365, or 26% over last year. Of this decrease, $46,122 is from decreased commissions resulting from the decrease in sales. The remaining decrease of $85,243 is directly attributable to cost saving measures initiated by the Company earlier this year. Significant savings have been realized in the areas of freight, warehouse, and travel costs.
Nine Months Ended September 30, 2007 and 2006

			Increase	Percent
	2007	2006	(Decrease)	Change
Net sales	$8,960,497	$9,416,561	$(456,064)	(5%)
Gross profit	2,689,770	3,043,507	(353,737)	(12%)
Operating expenses	2,077,952	1,944,083	133,869	7%
Income from operations	611,818	1,099,424	(487,606)	(44%)
Net income	245,186	563,421	(318,235)	(56%)
     The decrease in sales for the nine months ended September 30, 2007 as compared to the same period in 2006 is due to the decrease in third quarter sales as discussed above. Gross profit margins for the nine months ended September 30, 2007 was 30%, down from 32% in the prior year.
     Operating expenses for the nine-month period increased $133,869 over the prior year. If not for the one time expense of $146,500 in the first quarter of 2007 for the settlement of a lawsuit, operating expenses for the nine-month period would have decreased by $12,631. General and administrative expenses increased $189,949 (including the $146,500 lawsuit settlement). The remaining increase of $43,449 is directly caused by increases in liability insurance and accounting fees. Selling expenses decreased $56,080 over the prior year. Of this decrease, $27,933 is from decreased sales commissions due to decreased sales. The remaining decrease is the result of the cost saving measures related to freight and shipping costs.

Financial Condition
     A summary of the significant balance sheet items at September 30, 2007 as compared to year-end December 31, 2006 is presented below:

	Sept. 30, 2007	Dec. 31, 2006
Accounts receivable	$1,267,262	$532,028
Due from factor	440,505	1,282,208
Inventories	6,204,907	3,130,825
Total current assets	8,435,274	5,799,626
Accounts payable	4,202,677	1,640,445
Total current liabilities	4,456,304	1,905,674
Working capital	3,978,970	3,893,952
Stockholders’ equity	4,668,060	4,478,801
The only significant changes as reflected above relate to inventory levels and accounts payable. Inventories at September 30, 2007 increased $3,074,082 over December 31, 2006. Because of the seasonality of the Company’s business, inventory needs for the fourth quarter is significantly greater than for the first quarter. Therefore, the Company begins to build its inventory levels towards the end of the third quarter in anticipation of this increased need. Accounts payable increased $2,562,232 from December 31, 2006 to September 30, 2007, in direct relation to the increase in inventory.
The Company’s overall financial condition continues to be strong as a result of continuing profits.
(c) Liquidity and Capital Resources
     Our liquidity needs arise primarily from inventory. Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). Consequently, should our sales revenues significantly decline, it could affect our short-term liquidity. The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. The factor may also, at its discretion, advance funds prior to the collection of our accounts, for which the Company is charged interest. Advances are payable to the factor on demand. For the period ending September 30, 2007, our factor had advanced us $2,130,367.
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
(f) Critical Accounting Estimates
     The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2006 audited consolidated financial statements included in the Company’s Form 10KSB. The quarterly financial statements for the period ended September 30, 2007, attached hereto, and should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2006, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2007, such controls and procedures were effective.
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
On November 8, 2005, the Company was sued in the Court of Common Pleas, in Dauphin County, Pennsylvania, on a product liability claim. This suit had been turned over to the Company’s insurance carrier Continental Western Insurance Company. On July 3, 2007, Continental Western executed a settlement agreement with the plaintiff, which included the release of the Company from any and all claims.
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
On November 9, 2005, Skit International, Ltd. filed a Complaint for Declaratory Judgment in the United States District Court, Eastern District of Arkansas, Western Division, seeking once again to set aside the judgment against Skit International, Ltd., based upon the allegation that Skit International, Ltd.’s former attorney did not have authorization to act on its behalf with respect to the Pulaski County case, and that the Arkansas Court did not have personal jurisdiction over the defendant. The district judge ruled in the Company’s favor dismissing the action, which has been affirmed by the Eighth Circuit Court of Appeals on April 13, 2007. On August 20, 2007, the Company was advised by its legal counsel that Skit International Ltd. had filed a writ of certiorari to the United States Supreme Court. In a ruling dated October 29, 2007, and filed November 9, 2007, the Supreme Court denied Skit International, Ltd.’s petition for a writ of certiorari, effectively ending all appeals. The Company is now able to pursue collection of the judgment.

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

Dated: November 14, 2007