Form 10KSB
period 2007-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2008-03-31
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT   YES ☐  NO☒
STATE ISSUER’S REVENUES FOR ITS MOST RECENT FISCAL YEAR. $14,777,645
     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF MARCH 13, 2008 WAS APPROXIMATELY $3,182,981.
     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 13, 2008, 6,323,364 SHARES OF COMMON STOCK ARE ISSUED AND 6,032,899 ARE OUTSTANDING.
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

i

UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “COMPANY,” “WE,” “US,” AND ”OUR,” REFER TO DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
FORWARD-LOOKING STATEMENTS
     This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Sources of Capital” regarding the Company’s strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Such statements also consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology, such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, risks attending litigation and government investigation, inability to raise additional capital or find strategic partners, leverage and debt service, governmental regulation, dependence on key personnel, competition, including competition from other manufacturers of gun locks, and gun cleaning kits, costs and risks attending manufacturing, expansion of operations, market acceptance of the Company’s products limited public market and liquidity, shares eligible for future sale, the Company’s common stock (“Common Stock”) being subject to penny stock regulation and other risks detailed in the Company’s filings with the United States Securities and Exchange Commission (“SEC” or “Commission”).
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
     Our primary business is the sale of gun maintenance and hunting and camping accessories, and to a lesser degree, gun safety; our target consumer base is sportsmen, hunters and outdoorsmen, and recreational enthusiasts.

(2) Business Plan
     We are in the business of developing, outsourcing the manufacture and marketing of, various consumer products, patented and non-patented. Our products were initially security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. Beginning in 2003, with the introduction of our line of GunMaster® gun cleaning kits, we have shifted our emphasis to gun cleaning items and related gun maintenance accessories and away from gun locks and firearm safety devices. This product line has continued to grow and now accounts for approximately 59% of the Company’s sales, whereas gun locks now account for approximately 11% of sales. The percentage decline is not due to a numerical decline in the volume of gun lock sales but rather the increased sales volume of other product areas.
     In 2005, we added a line of meat processing items, which is consistent with our business philosophy of marketing products to sportsmen, hunters, outdoorsmen, and recreational enthusiasts. We have continued to develop products in the hunting and camping area, adding a game processing kit (knife set) in 2006, and an aluminum camping table and turkey hunting seat in 2007. In 2007, hunting and camping accounted for approximately 28% of sales. In 2008, the Company added a new, large roll-top camping table to this area.
     In December 2007, the Company began shipping three new cleaning dusters as the first items in the household cleaning area. The Company will continue to expand this product line, and has added new items in 2008.
     Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 66%), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
     The majority of our products are manufactured and imported from mainland China and shipped to a central location in Little Rock, Arkansas for distribution.
     The Company’s business plan and strategy for growth continues to focus on:
•	Increased penetration of our existing markets, particularly in the gun cleaning market and accessories

•	Development of new products for the hunting and camping market and expanding into the household market

•	Identification and development of products for new markets in which the Company can be competitive due to its manufacturing relationships

•	Identification and recruitment of effective manufacturer’s representatives to actively market these products on a national and international basis

•	Aggressive cost containment, both in operating expenses and manufacturing costs
     Management believes that continued growth would require the Company to continually innovate and improve its existing line of products to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners, as well as non-gun related products for the expansion of our sporting goods customer base.
     In addition to our traditional products, our management is actively pursuing initiatives which may add complimentary business and products. These initiatives are intended to broaden the base of revenues to make us less dependent on particular products. By developing businesses which focus on products and which compliment our current line of products, management hopes to leverage these opportunities to not only develop new sources of revenue, but to strengthen the demand for our existing products.
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
     Our products can be grouped into four main categories: (a) gun cleaning and maintenance, (b) hunting and camping, (c) gun safety, and (d) other products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer our products with the assistance of our Chinese trading company and manufacturers, who are responsible for the tooling, manufacture and packaging of our products.
(1)	Gun Maintenance. We market over forty (40) different gun cleaning kits and rod sets used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also carry a full line of replacement pieces for each kit. We also market several kits that have been privately labeled for certain customers. This product area accounts for 59% of our business.

(2)	Hunting and Camping. This category includes three meat-processing items, Sportsman’s Lighter, game processing kit, two aluminum camping tables and turkey hunting seat. This product area accounts for 28% of our business.

(3)	Gun Safety. We market twelve (12) different gun safety locks and five security and specialty safes. The locks’ composition range from plastic to steel and keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gun locks and two of the safes have been certified for sale consistent with the standards set out by the State of California. These California standards have been adopted by other states and by a variety of gun manufacturers. This product area accounts for 11% of our business.
(4)	Other Products. We market four (4) different electronic security devices designed to protect the person. These include our Body Alarm, Key Alert, Glass Window Alert and Patient Alarm. For 2007, the Company’s household cleaning items are also included in this category.
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
     We believe our relationships with our suppliers and manufacturers are satisfactory. Nonetheless, we are dependent upon our primary Chinese supplier continuing in business and its ability to ship to the United States, but believe that we could replace this supplier, if required to, at similar quality and terms. However, should any of the manufacturers cease providing for us, we believe they can be replaced within 30 days, without difficulty, and at competitive cost, due to the numerous manufacturing facilities in China capable of manufacturing our products.
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
     We are subject to competition that is expected to intensify in the future because we believe that the number of competitors is increasing. There are no significant barriers to entry into our markets. We feel our greatest difficulties in competing are due to our competitors generally being bigger, better-known, and having greater resources including capital and personnel. We realize it is important to achieve brand name recognition in establishing a market share, which, in turn generates additional market share, giving consumers preferences for brand names. We believe that while brand names operate effectively in mainstream product distribution, there is significant opportunity for lesser-known names with specific products and solutions that appeal to consumers. The keys to our maintaining a competitive position are product design, pricing, quality of the product and the maintenance of favorable relationships with various mass merchandisers.
(6) Market and Customers.
     The ultimate users of our products include hunters, gun owners, sportsmen and outdoor enthusiasts. Because of the uncertain size of the potential market for our products and the number of competitors, we cannot state, with any degree of certainty, the size of our market share. For example, the most recent year that the American Firearms’ 2008 web site reports statistics regarding hunting licenses, was 1994. In that year, there were 15, 343,000 paid license holders. A “paid license holder” is defined as one individual, regardless of the number of licenses owned. License holders, who hunt in multiple states, will be counted in each state where they hunt.

     The American Firearms Industry report also published that the number of guns owned in the U.S. approximated 200 million (today estimated at 240,000,000), including 60-65 million handguns. In addition, it is reported that there are approximately 60-65 million gun owners of which 30-35 million own handguns.
     A 2005 report published in the Pediatrics online journal found that about 1.7 million children live in homes where there are unlocked and loaded guns. Most gun manufacturers already provide some kind of lock with new firearms, but the practice is voluntary. The federal legislation that would protect the firearm industry from lawsuits when guns are used to commit a crime includes an amendment that would require locks, or another safety device, to be sold with every handgun. Seven states, including California, already require that locks be sold with some firearms.
     Although we sell our products both foreign and domestically, our U.S. sales account for 98% of our overall revenues.
     Our primary customer base can be broken down as follows:
•	National retail chains such as Wal-Mart and Kmart (representing 67% of sales, Wal-Mart accounted for 66% of our total sales revenues);

•	Distributors such as Dick’s Sporting Goods, RSR Group, Inc., Jerry’s Sport Center, Inc,, Acu-Sport Corp., and Cabela’s Catalogue Co. (representing 17% of sales);

•	Gun manufacturer’s such as Savage Arms, Browning, Marlin, Glock and SIG-Arms (representing 5% of sales); and

•	Regional retail chains and sole proprietors (representing 11% of sales).
     While our arrangements with customers vary, we generally sell on the basis of purchase orders rather than fixed contracts. A purchase order represents a written contract to purchase a specified product(s) at a specified price. Any future orders from a particular customer would be dependant upon that customer’s ability to sell the product and a desire to re-order. Some customers do issue “blanket” purchase orders, which request delivery of a specified quantity over a specified period of time.
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
     The Company does have a limited warranty on most of its products, typically for one year from date of purchase. The Company does accept return of defective products, and will either replace at no charge or issue credit to the customer for the defective product. The cost to the Company for defective products in 2007 was less than 1.6% of sales.

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
     To date, we have not registered or trademarked any of our product names except for the (“GunMaster®”). (See “Risk Factor”) We rely primarily on our patents and licensing arrangements with third parties to avoid infringing on the products of others. We also use the services of patent attorneys to insure that our unlicensed and unpatented products do not infringe. We don’t patent or trademark all our products because of the cost and we have been advised by patent counsel that certain of the products are not patentable.
     Depending upon the development of our business, we may also wish to develop and market products, which incorporate patented or patent-pending formulations, as well as products covered by design patents or other patent applications.
     While we may seek to protect our intellectual property, in general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. See, “Risk Factors.” Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Moreover, inasmuch as we will often seek to manufacture products, which are similar to those manufactured by others, it is critical for us to ensure that our manufactured products do not infringe upon existing patents of others.

(8) Governmental Regulations.
     Several federal laws, including the National Firearms Act (1934), Gun Control Act (1968), Firearms Owner’s Protection Act (1986), Brady Handgun Violence Prevention Act (1993), the 1994 Omnibus Crime Control Act and other laws, regulate the ownership, purchase and use of handguns. Notwithstanding these and other laws, there is not any federal law that requires the use of gunlocks, despite numerous attempts in Congress to pass such legislation.
     In March 2008, the U. S. Supreme Court heard argument in the case of District of Columbia vs. Heller, relating to the issue of whether the gun control laws of Washington, D. C. on non-government persons violated the Second Amendment to the U. S. Constitution, the right to bear arms. The city is challenging the decision of the D.C. Circuit Court, which said that, “The Second Amendment protects an individual right to keep and bear arms, and is not limited to people serving in a modern militia.” It is unknown what impact, if any, a ruling upholding the D.C. Circuit’s decision will have on our business.
     In addition to federal gun laws, most states and some local jurisdictions have imposed their own firearms’ restrictions. Some states have passed Child Access Prevention (or CAP) Laws which hold gun owners responsible if they leave guns easily accessible to children and a child improperly gains access to the weapon. Additionally, the State of California has enacted legislation that establishes performance standards for “firearm safety devices”, “lock-boxes” and ”safes”.
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
     Working closely with our manufacturers and engineers, a final design for product and cost estimations are completed. If management determines that a product can be produced at competitive prices, and the interest level justifies production, we proceed with having tooling made. We own the molds and tooling for all of our gunlock products. After pre-production samples are approved, full production begins.

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
(13) Certain Risk Factors.
     Historically, the Company has achieved growth by the development of new products. There can be no assurance that the Company will be able to continue to develop new products, to sustain rates of growth and profitability in future periods. Any future success that the Company may achieve will depend upon many factors which may be beyond the control of the Company or which cannot be predicted at this time. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Uncertainties and factors that could cause actual results or events to differ materially from those set forth or implied, including without limitation:
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
     Our success depends on maintaining relationships with key customers. We have several customers upon which we depend on for the sale of a large percentage of our products. For example, 66% of our business is through Wal-Mart. Customer orders are dependent upon their markets and may vary significantly in the future based upon the demand for our products. The loss of one or more of such customers, or a declining market in which such customers reduce orders or request reduced prices, could have a material adverse effect on our business.
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
     We depend on foreign contract manufacturers for substantially all of our manufacturing requirements. During 2007 the Company purchased 99% of its products from one major supplier, who in turn distributes the manufacturing to multiple companies in mainland China. We also rely on contract manufacturers to procure components, assemble, and package our products. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would have an adverse effect on our business. Because our major supplier and contract manufacturers are located in mainland China, we are exposed to risks of political uncertainty, including United States foreign trade treaties and foreign laws.
     Any disruption in our relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect our ability to obtain an adequate supply of our products and could impose additional operational costs associated with sourcing raw materials from new suppliers. Although the Company is dependent upon this supplier continuing in business and its ability to ship to the United States, we believe that we could replace this supplier, if required to, at similar quality and terms. Nevertheless, while we have no long-term contract with our supplier or manufacturers, we have had long-term relationships with them and believe such relationship is good, and do not currently anticipate any material shortages or disruptions in supply from this vendor or manufacturers. .

     The increased cost of raw materials and manufacturing has adversely affected our profits. Over the past year, we have experienced increased manufacturing costs due to the increase in the cost of raw materials used in our products such as steel, plastic, wood and brass. The price and availability of production materials for our products are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Specifically, our manufacturing experienced cost increases related to steel, brass and plastic purchases. Industry competition and the timing of price increase by suppliers and manufacturers limit to some extent our ability and the ability of other industry participants to pass raw material cost increases on to customers. We are not advised of the source or availability of the raw materials for our manufacturers. Although alternative sources exist from which we could obtain such raw materials, we do not currently have supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.
     Since we have minimal control over the economics that dictate these price increases, we have suffered a corresponding reduction in profit since we are not always able to pass the additional cost on to our customers.
     While we manufacture a variety of products, we rely primarily on the sale of gun cleaning kits and hunting and camping accessories as our major source of revenue. Although we sell a number of different products, we rely primarily on two product lines — gun cleaning kits and hunting and camping accessories-which account for approximately 87% of our total revenues. Should our sales of either of these product lines significantly decline due to the loss of customers, or a declining market in which such customers reduce orders or request reduced prices, it could have a material adverse effect on our business.
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

     We may be adversely affected by legislation and regulation over firearms. The business of all producers and marketers of firearms and firearms’ parts is subject to thousands of federal, state and local laws and governmental regulations and protocols. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. From time to time, congressional committees review proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. When such laws restrict the ownership of guns, they will have a material adverse effect on our business since our major products are gun and hunting related. Such laws, rules, regulations and protocols are subject to change. There can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.
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
     With the exception of “Gunmaster” we have not to date registered or trademarked any of our product names. While we may seek to protect our intellectual property, and have trademarked the GunMaster® name, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Among other things, it could foster more competition or create identical products sold under different labels. Moreover, inasmuch as we will often seek to manufacture products that are similar to those manufactured by others, it is critical for us to insure that our manufactured products do not infringe upon existing patents of others. Patent and other type intellectual property lawsuits are extremely expensive to prosecute or defend, and in either case success cannot be assured.
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
     We face risks associated with international trade and currency exchange. Annually, we purchase approximately $10-$11 million of inventory from the Chinese manufacturers and suppliers. This exposes us to risk from foreign exchange rate fluctuations. Political and economic conditions abroad may result in increasing the cost of our foreign manufactured products, particularly those manufactured in mainland China. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to import our products from foreign manufacturers and suppliers. While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, our revenues result from goods that were manufactured or purchased, in whole or in part, from Chinese manufacturers and suppliers in Renminbi currency, thereby exposing us to some foreign exchange fluctuations.

     We face risks associated with international activities. These activities expose us to various economic, political, and other risks, including the following:
•	Compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	Foreign exchange rate fluctuations;

•	Limitations on exports;

•	The possibility of appropriation of our assets without just compensation;

•	Overlap of tax issues;

•	Tariffs and duties;

•	The burdens and costs of compliance with a variety of foreign laws; and

•	Political or economic instability in countries in which we conduct business, including possible terrorist acts.
     Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, or limitations on imports or exports also could have a material adverse effect on us. Any actions by foreign countries to reverse policies that encourage foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences, could affect the attractiveness of our services to our U.S. customers.
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
     The Company’s distribution center is located at 3700 Old Shackleford Road, Little Rock, Arkansas 72204. This facility consists of 102,000 square feet of warehouse space and approximately 800 square feet of office space. This warehouse space is leased at a monthly rent of $9,366.08 for four years, and expires December 31, 2010. There is one four-year renewal option. The lease provides for an increase in the monthly rent of $425 beginning in the second year.
     The Company also maintains an executive office in Miami Beach, Florida at the residence of its Chief Executive Officer, David A. Collins. The Company pays a monthly office allowance to Mr. Collins of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm-length negotiation; however, the Company has determined the arrangement to be competitive with comparable office space and secretarial support.

ITEM 3. LEGAL PROCEEDINGS
     In December 2005, Continental Western Insurance Company filed suit against the Company in the Circuit Court of Pulaski County, Arkansas, claiming unpaid insurance premiums in the amount of $236,121 relating to the product liability portion of three policies. On April 30, 2007, the Company settled this suit by agreeing to pay Continental Western a total of $146,500. Terms of this settlement call for the Company to pay $50,000 on April 30, 2007, with the balance of $96,500 to be paid in twelve equal monthly installments of $8,305.41 beginning May 15, 2007.
     On November 8, 2005, the Company was sued in the Court of Common Pleas, in Dauphin County, Pennsylvania, on a product liability claim. This suit was turned over to the Company’s insurance carrier Continental Western Insurance Company. On July 3, 2007, Continental Western executed a settlement agreement with the plaintiff, which included the release of the Company from any and all claims.
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
     On November 9, 2005, Skit International, Ltd. filed a Complaint for Declaratory Judgment in the United States District Court, Eastern District of Arkansas, Western Division, seeking once again to set aside the judgment against Skit International, Ltd., based upon the allegation that Skit International, Ltd.’s former attorney did not have authorization to act on its behalf with respect to the Pulaski County case, and that the Arkansas Court did not have personal jurisdiction over the defendant. The district judge ruled in the Company’s favor dismissing the action, which has been affirmed by the Eighth Circuit Court of Appeals on April 13, 2007. On August 20, 2007, the Company was advised by its legal counsel that Skit International Ltd. had filed an appeal to the United States Supreme Court. In a ruling dated October 29, 2007, and filed November 9, 2007, the Supreme Court denied Skit International, Ltd.’s petition for a writ of certiorari, effectively ending all appeals. The Company is now able to pursue collection of the judgment.

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

Quarter Ended	High	Low
March 31, 2006	$2.42	$2.10
June 30, 2006	$2.30	$2.00
September 30, 2006	$2.05	$1.73
December 31, 2006	$2.54	$2.00
March 31, 2007	$2.48	$1.26
June 30, 2007	$1.47	$1.10
September 30, 2007	$1.35	$1.06
December 31, 2007	$1.33	$0.82
     As of March 13, 2008, there were approximately 65 holders of record, excluding those held in street name, of our 6,032,899 shares of common stock outstanding.
     We have not paid a cash dividend on the common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. Although there is no restriction to pay dividends as of the date of this Report, we have no present intention to declare dividends.
     We have an Equity Compensation Plan in place in order to promote the interests of the Company by enabling us to motivate, attract, and retain the services of persons upon whose judgment, efforts, and contributions the success of the Company’s business depends. The maximum number of shares that can be granted under this Plan is 1,000,000 shares of common stock.

Equity Compensation Plan Information
Number of
securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	None — none outstanding	zero — none outstanding	1,000,000
Equity compensation plans not approved by security holders	None — none outstanding	zero — none outstanding	None
Total	None	None	1,000,000
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
     The Company reported net income of $340,894 on net sales of $14,777,645 for 2007 as compared to net income of $752,838 on net sales of $15,475,880 for 2006. Net income decreased $411,944, or 55%, while net sales decreased $698,235, or 5%. Earnings per share decreased from $0.12 in 2006, to $0.06 in 2007.

     The most significant factor affecting the decrease in net income was the decrease in gross profit margins from 29% in 2006 to 27% in 2007. This decrease is a direct result of price increases from the Company’s manufacturers for many of its products, particularly in the gun cleaning and maintenance area. Rising commodity prices, particularly for brass, metal, wood and plastic resulted in increased costs for raw materials, which were passed on to the Company in price increases. Also contributing to the price increases was the devaluation of the US dollar versus the Chinese Renminbi (RMB) over the past two years.
     Significant operating items for the past two years are summarized below:

	2007	2006
Net sales	$14,777,645	$15,475,880
Gross profit	$3,938,674	$4,490,316
Operating expenses	$3,054,455	$2,959,983
Income from operations	$884,219	$1,530,333
Income before income taxes	$557,841	$1,224,968
Net income	$340,894	$752,838
Earnings per share	$0.06	$0.12
     The decrease in 2007 net sales of $698,235 represents a 5% decrease over 2006. Net sales of the Company’s gun cleaning kits and accessories decreased $2,213,415, or 20%, while net sales in the hunting and camping area increased $1,458,922, or 54%, in 2007 versus 2006. This shift also had an affect on gross margins, as margins on hunting and camping items are lower than for gun cleaning kits.
     Operating expenses increased from $2,959,983 in 2006 to $3,054,455 in 2007. This is an increase of $94,472, or 3% . Selling and shipping expenses decreased $124,233, or 7% over 2006. This decrease was due mainly to cost saving measures initiated in the shipping department, most notably in freight costs, which decreased 30%. General and administrative expenses increased by $218,705, or 20% over 2006. Included in this increase was a one-time expense to settle a lawsuit with the Company’s former insurance carrier in the amount of $146,500. The Company experienced increases in its liability insurance premiums of $60,701 and accounting and auditing fees of $29,279. Without these increases, over which the Company has little control, general and administrative expenses decreased over 2006.
     Financial Condition
     A summary of the significant balance sheet items is summarized below:

	2007	2006
Accounts receivable	$263,646	$532,028
Due from factor	$765,510	$1,282,208
Inventories	$4,925,275	$3,130,825
Income taxes receivable	$153,870	$370,817
Accounts payable-trade	$2,393,050	$1,640,445

Total current assets	$6,662,270	$5,799,626
Total current liabilities	$2,640,446	$1,905,674
Net working capital	$4,021,824	$3,893,952
Total assets	$7,387,427	$6,417,575
Stockholders equity	$4,713,881	$4,478,801

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
     Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due from factor represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At December 31, 2007 and 2006, these amounts are calculated as follows:

	2007	2006
Total accounts receivable	$4,772,170	$5,633,811
Less: assigned receivables	(4,508,524)	(5,101,783)

Net accounts receivables	$263,646	$532,028

Assigned receivables	$4,508,524	$5,101,783
Less: Funds advanced	(3,743,014)	(3,819,575)

Due from factor	$765,510	$1,282,208

     Inventories
     Inventories increased $1,794,450, or 57% from 2006 to 2007. Of this increase, approximately $1,200,000 is due to new products added during 2007, of which, $700,730 is from the two new aluminum camping tables. The selling season for these tables begins in the spring and runs through the summer. A small portion of the increase can be attributed to fourth quarter 2007 sales falling short of what was anticipated.
     Liabilities
     Accounts payable increased $752,605, or 46% from 2006. Because a significant portion of the Company’s accounts payable is related to inventory purchases, the increased inventory levels is reflected in the increase in accounts payable.

     Liquidity and Capital Resources
     Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Repayment of advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending December 31, 2007, our factor had advanced to us $3,743,014.
     The Company has two demand notes with a local bank guaranteed by our CEO, David Collins. The loans bear interest at 7.70% and mature in 2008. The principal collective balance of these loans on December 31, 2007 totaled $150,376. We believe our revenues will be sufficient to pay these obligations. If not, we will seek to refinance them or request our shareholder to pay his guarantees.
     Off-Balance Sheet Arrangements
     The Company is a party to a lease arrangement for its executive offices. Information pertaining to this arrangement is present in Item 2 — Description of Property and Item 12 — Certain Relationships and Related Transactions.
     We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support that engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.
     Trends
     Our business faces the issues of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak dollar. This will put pressure on our margins and overhead costs, and wherever possible, these increases will be passed on through sales price increases. Any strengthening of the US dollar would impact favorably on the business, as this would ease the pressure on margins and increase our competitiveness. Current trends, however, suggest a continued weakening which will place additional pressure on our sales into our markets.
     Critical Accounting Estimates
     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the consolidated financial statements. Certain of these accounting policies, as discussed below, require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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
ITEM 7. FINANCIAL STATEMENTS
     Our consolidated financial statements are contained in pages F-1 through F-20 following.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 8A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
     As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
     The material weakness relates to the monitoring and review of work performed by our principal financial officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our principal financial officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.
     In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the principal executive officer, as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it is immediately implemented. Within the next few months, management anticipates hiring sufficient accounting staff to implement appropriate procedures for monitoring and review of work performed by our principal financial officer.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting form pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
ITEM 8B. OTHER INFORMATION
     There was no information reportable on Form 8K for the 2007 fourth quarter, which has not otherwise been reported.
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

Name	Age	Position	Term
David A. Collins	62	President, CEO, Director	2007-2008

Robert C. Goodwin	51	CFO/Director	2007-2008

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
(2) Compliance with Section 16(a) of the Securities Act of 1934
     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2007, all Reporting Persons complied with all applicable filing requirements except that each of the following Reporting Persons failed to timely file the following Reports:

Name of Filer	Form Type	# Late Reports	# Late Transactions
David Collins	Form 4	two	three
(3) Code of Ethics
     Effective March 30, 2007, our Company’s board of directors adopted a Code of Business Conduct and Ethics that applies to all of our Company’s officers, directors and employees. Our Code of Business Conduct and Ethics and Compliance Program were filed with the Securities and Exchange Commission as Exhibit 14.1 to our Form 10KSB for the year ended December 31, 2006, filed on April 2, 2007. We will provide a copy of the Code of Business Conduct and Ethics and Compliance Program to any person without charge, upon request. Requests can be sent to: Robert C. Goodwin, CFO, DAC Technologies Group International, Inc., 12120 Colonel Glenn Road, Suite 6200 Little Rock, AR 72210.
     (4) Committees of the Board
     Our board of directors is of the view that it is appropriate for us not to have a standing compensation or nominating committees because there are currently only two directors on our board of directors, who are in frequent communication with each other as to all matters that would ordinarily be handled by such committees. These directors have performed and will perform adequately the functions of nominating and compensation committees. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. The process of identifying and evaluating nominees for directors is conducted by our board of directors. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

     None of our directors are independent.
ITEM 10. EXECUTIVE COMPENSATION
     The following table sets forth summary information concerning the compensation received for services rendered to us during the past two (2) fiscal years.
SUMMARY COMPENSATION TABLE

				All Other
Name and		Salary	Commission	Compensation	Total
Principal Position	Year	$	$	$	$
David A. Collins, PEO	2007	70,000	453,245	66,000	589,245
	2006	120,000	421,179	66,000	607,179

Robert C. Goodwin, PFO	2007	77,400			77,400
	2006	77,400			77,400
(1) Board of Directors
     Our directors do not receive compensation in any form for their services as Directors.
(2) Employment Contracts and Other Compensation
     David A. Collins serves in the capacity of Chairman and CEO under a five (5) year Employment Agreement commencing December 1, 2005, and unless terminated according to its terms, is renewable for three additional five-year terms. This Agreement may not be terminated by the Company except for cause, defined as a felony conviction, or violation of the non-compete or confidentiality provisions. If cause is found, Mr. Collins will cease to receive compensation. Furthermore, Mr. Collins may terminate his agreement at any time upon 30 days advance written notice to the Company; should he elect to do so, the Company will discontinue payment of benefits, except that any stock options already granted will remain in force. Should Mr. Collins be terminated from his position with the Company, he agrees not to compete with the Company for a period of twelve (12) months following the date of termination. Mr. Collins is compensated both with salary and commissions on all sales generated by the accounts/customers of Mr. Collins of between 3%-5%. In addition, for the years 2006 and 2007, David A. Collins leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm-length negotiations; however, the Company has determined the arrangement to be competitive with comparable office space and secretarial support.
     All other officers and employees serve at the discretion of the Board of Directors, and do not have employment contracts.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 13, 2008 by (a) each person known by us to be the beneficial owner of five (5) percent or more of the outstanding common stock and (b) all executive officers and directors both individually and as a group. Included are any securities that any person or group identified has the right to acquire within sixty (60) days pursuant to options, warrants, and conversion privileges or other rights. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 6,032,899 shares of common stock outstanding.
     (1) Security Ownership of Certain Beneficial Owners.

	Name and Address of	Number of Shares	Percent
Title of Class	Beneficial Owner	Beneficially Owned	of Class
Common Stock	Praetorian Capital Management LLC Miami Beach, FL	1,215,000	20.1%

Common Stock	David A. Collins Miami Beach, FL	500,500 (1)	8.3%

Common Stock	Bruce M. Stachenfeld New York, NY	326,726	5.4%

(1)	Includes 32,000 shares owned by the Collins Family Trust. David Collins acknowledges beneficial ownership and control of the shares held in this Trust. The beneficiaries of the Collins Family Trust are Payton P. Collins and David A. Collins, Jr.

     (2) Security Ownership of Management

	Name and Address of	Number of Shares	Percent
Title of Class	Beneficial Owner	Beneficially Owned	of Class
Common Stock	Robert C. Goodwin N. Little Rock, AR	19,073	0.31%

Common Stock	David A. Collins Miami Beach, FL	500,500	8.3%
     There are no arrangements, which may result in a change in control of the Company.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     At December 31, 2007 and 2006, the Company has a non-interest bearing note receivable of $178,465 and $130,531, respectively, from David A. Collins, Chairman and CEO. This note is due December 31, 2008. This note was not negotiated in an arms-length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.
     At December 31, 2007 and 2006, the Company has a non-interest bearing note receivable of $72,518 and $72,518, respectively, from DAC Investment and Consulting, Inc., a company wholly-owned by David A. Collins, our Chairman and CEO. This note is due December 31, 2008. This note was not negotiated in an arms-length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.
     David A. Collins, Chairman and CEO, has personally guaranteed loans obtained by the Company from a local bank. The total of these loans at December 31, 2007 and 2006 was $150,376 and $192,733, respectively. The notes are due on various dates in 2008. The Company intends to refinance the loans when they mature; in the event they cannot be refinanced the Company believes it will have adequate resources to pay off the loans. Mr. Collins has also personally guaranteed repayment of funds borrowed by the Company under its factoring agreement. The amounts borrowed under this factoring agreement at December 31, 2007 and 2006 were $3,743,014 and $3,819,575, respectively. Although the Company has not undertaken any independent evaluation to determine the fairness of the transaction, management believes that the terms of this transaction are at least as favorable as the terms the Company could have obtained from an unaffiliated third party.
     For the years 2007 and 2006, our Chief Executive Officer, David Collins, leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins, the Company’s President of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm-length negotiation; however the Company has determined the arrangement to be is competitive with comparable office space and secretarial support.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
     The following documents are incorporated by reference from the Registrant’s Form 10-SB filed with the Securities and Exchange Commission (the “commission”) file #000-29211, on January 28, 2000 and the 2004 10KSB.

Exhibit	Description
2	Asset Purchase Agreement
3.1	Articles of Incorporation
3.2	Bylaws
10.1	Office Lease
10.1.1	Warehouse Lease
10.2	Factoring Agreement
10.3.1	Amended Employment contract of David A. Collins*
14.1	Code of Business Conduct & Ethics
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

*	These exhibits are enclosed within this filing.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1) Audit Fees
     The Company incurred the following fees to Moore Stephens Frost, PLC, the Company’s independent auditors, for services rendered during the fiscal year ended December 31, 2007 a total of $67,760 for the audit of the Company’s consolidated financial statements for fiscal 2006 and $37,790 for the review of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2007. The Company incurred the following fees to Moore Stephens Frost, PLC, the Company’s independent auditors, for services rendered during the fiscal year ended December 31, 2006 a total of $42,955 for the audit of the Company’s consolidated financial statements for fiscal 2005 and $22,907 for the reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2006.
(2) Tax Fees
     The Company’s Board of Directors determined that the services performed by Moore Stephens Frost, PLC, other than audit services are not incompatible with maintaining its independence. The additional fee for non-audit related services was approximately $3,260 in 2007 and $5,699 in 2006.
(3) Audit committee
     The Company does not have a standing Audit Committee of its Board of Directors.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized DAC Technologies Group International, Inc.

	By:	/s/ David A. Collins
David A. Collins, Chairman,
March 31, 2008		CEO and Principal Executive Officer

	By:	/s/ Robert C. Goodwin
Robert C. Goodwin, Principal Accounting
March 31, 2008		Officer and Principal Financial Officer

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
December 31, 2007 and 2006
Consolidated Financial Statements
With
Report of Independent
Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Little Rock, Arkansas
     We have audited the accompanying consolidated balance sheets of DAC Technologies Group International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAC Technologies Group International, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Independent Registered Public Accounting Firm
Little Rock, Arkansas
March 28, 2008

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets

Current assets
Cash	$402,468	$338,968
Accounts receivable, less allowance for doubtful accounts of $5,000 in 2007 and 2006	263,646	532,028
Due from factor	765,510	1,282,208
Inventories	4,925,275	3,130,825
Prepaid expenses and deferred charges	115,686	108,965
Income taxes receivable	153,870	370,817
Deferred income tax asset	35,815	35,815

Total current assets	6,662,270	5,799,626

Property and equipment
Leasehold improvements	55,323	1,121
Furniture and fixtures	278,322	228,670
Molds, dies and artwork	513,949	504,283

	847,594	734,074
Accumulated depreciation	(573,458)	(522,466)

Net property and equipment	274,136	211,608

Other assets
Patents and trademarks, net of accumulated amortization of $104,208 and $88,465 in 2007 and 2006, respectively	133,762	147,750
Deposit	17,351	11,435
Advances to employees	28,925	24,107
Note receivable
Long-term	20,000	20,000
Related party	72,518	72,518
Stockholder	178,465	130,531

Total other assets	451,021	406,341

Total assets	$7,387,427	$6,417,575

	2007	2006
Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$183,186	$192,733
Accounts payable	2,393,050	1,640,445
Accrued payroll tax withholdings	25,338	24,944
Accrued expenses — other	38,872	47,552

Total current liabilities	2,640,446	1,905,674

Deferred income tax liability	33,100	33,100

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at December 31, 2007 and 2006; 6,041,399 and 6,135,599 shares outstanding at December 31, 2007 and 2006, respectively	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(307,147)	(201,333)
Retained earnings	3,051,603	2,710,709

Total stockholders’ equity	4,713,881	4,478,801

Total liabilities and stockholders’ equity	$7,387,427	$6,417,575

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Statements of Income
For the Years Ended December 31, 2007 and 2006

	2007	2006
Sales, net of returns and allowances	$14,777,645	$15,475,880

Cost of sales	10,838,971	10,985,564

Gross profit	3,938,674	4,490,316

Operating expenses
Selling	1,742,220	1,866,453
General and administrative	1,312,235	1,093,530

Total operating expenses	3,054,455	2,959,983

Income from operations	884,219	1,530,333

Other income (expense)
Interest expense	(326,473)	(318,116)
Other income	95	12,751

Total other expense, net	(326,378)	(305,365)

Income before income tax provision	557,841	1,224,968

Provision for income taxes	216,947	472,130

Net income	$340,894	$752,838

Basic and diluted earnings per share	$0.06	$0.12

Weighted-average number of common shares
Basic	6,109,026	6,158,388
Diluted	6,109,026	6,158,388
The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance — January 1, 2006	6,323,364	$6,323	$1,963,102	130,000	$(101,400)	$1,957,871	$3,825,896

Purchase of treasury stock	—	—	—	57,765	(99,933)	—	(99,933)

Net income	—	—	—	—	—	752,838	752,838

Balance — December 31, 2006	6,323,364	6,323	1,963,102	187,765	(201,333)	2,710,709	4,478,801

Purchase of treasury stock	—	—	—	94,200	(105,814)	—	(105,814)

Net income	—	—	—	—	—	340,894	340,894

Balance — December 31, 2007	6,323,364	$6,323	$1,963,102	281,965	$(307,147)	$3,051,603	$4,713,881

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net income	$340,894	$752,838
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	50,992	55,247
Amortization	15,743	16,026
Deferred income tax benefit	—	(8,615)
Changes in operating assets and liabilities
Accounts receivable	268,382	160,662
Due from factor	516,698	31,410
Inventories	(1,794,450)	(426,515)
Prepaid expenses and deferred charges	(6,721)	(39,392)
Income taxes receivable	216,947	(370,817)
Deposits	(5,916)	(10,000)
Advances to employees	(4,818)	(9,324)
Accounts payable	752,605	659,403
Accrued payroll tax withholdings	394	(4,519)
Accrued expenses other	(8,680)	17,014
Income taxes payable	—	(380,843)

Net cash provided by operating activities	342,070	442,575

Cash flows from investing activities
Purchases of property and equipment	(113,520)	(32,828)
Payments for patents and trademarks	(1,755)	(7,245)
Net advances on note receivable	—	(20,000)
Net advances on note receivable — stockholder	(47,934)	(31,000)
Purchase of treasury stock	(105,814)	(99,933)

Net cash used by investing activities	(269,023)	(191,006)

Cash flows from financing activities
Net advances on notes payable	96,500	—
Payments on notes payable	(106,047)	(43,487)

Net cash used by financing activities	(9,547)	(43,487)

Net increase in cash	63,500	208,082

Cash — beginning of year	338,968	130,886

Cash — end of year	$402,468	$338,968

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$326,662	$317,219
Taxes	—	1,232,000
The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

In February 2001, DAC formed a wholly owned subsidiary, Summit Training International (“STI”), an Arkansas corporation. STI was formed with the primary objective of providing training to law enforcement agencies through courses, seminars and conferences. During the early part of 2002, the Company decided not to pursue further development of STI due to changes in the perceived market. In July 2002, the Company sold certain assets of STI, including its name for $50,000, which consisted of $5,000 in cash and a $45,000 note, maturing no later than eighteen (18) months from the date of the note. The Company had suspended operations of STI earlier in 2002 due to unprofitability. In connection with this sale, the Company has entered into a non-compete agreement related to educational or instructional services for a four-year period, which has expired.
2.	Summary of Significant Accounting Policies
a.	Basis of presentation — The accompanying consolidated financial statements include the accounts of DAC Technologies Group International, Inc. and its wholly owned subsidiary, Summit Training International (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in the consolidation.

b.	Revenue recognition — The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, which is an invoice, risk of loss has been transferred which is generally F.O.B shipping point, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

c.	Cash equivalents — The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents at December 31, 2007 or 2006.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
2.	Summary of Significant Accounting Policies (cont.)
d.	Accounts and notes receivable — The majority of the Company’s receivables are factored pursuant to a factoring agreement as described in Note 6. At December 31, 2007 and 2006, approximately 94% and 91%, respectively, of the Company’s accounts receivable, gross of the balance due to factor, was covered by this agreement. For receivables which are not covered under this agreement, the Company evaluates customer accounts on a periodic basis and records an allowance for amounts estimated to be uncollectible. Past due status is determined based upon contractual terms. Amounts that are determined to be uncollectible are written off against this allowance when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible accounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

Interest income associated with notes receivable is recognized in the period in which it is earned based upon the terms of the note. At such time that management would deem a note to be uncollectible, interest income would cease to be recognized. Based on management’s analysis, there were no conditions related to collectibility that existed in the years ended December 31, 2007 or 2006 to indicate the need to discontinue accrual of interest income.

e.	Inventories — Inventories are stated at the lower of weighted-average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $82,926 at December 31, 2007 and 2006. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

f.	Property and equipment — Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following useful lives:

Leasehold improvements	8 years
Furniture and fixtures	10 years
Molds, dies and artwork	10 years
Depreciation expense of $50,992 and $55,247 was recognized during the years ended December 31, 2007 and 2006, respectively. Maintenance and repairs are charged to expense as incurred. Major additions and improvements of existing facilities are capitalized. For retirements or sales of property, the Company removes the original cost and the related accumulated depreciation from the accounts and the resulting gain or loss is reflected in other income (expense), net, in the accompanying consolidated statements of income.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
2.	Summary of Significant Accounting Policies (cont.)
g.	Patents and trademarks — Costs incurred in connection with the acquisition of patents and trademarks are capitalized and amortized over their estimated useful lives, which range from five to seventeen years.

h.	Income taxes — The Company utilizes the liability method of accounting for deferred income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities as of the year end date at the presently enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to be realized.

i.	Shipping and handling — All shipping and handling costs are included in selling expense in the accompanying consolidated statements of income. These costs totaled $383,477 and $488,427 for the years ended December 31, 2007 and 2006, respectively.

j.	Earnings per share — Basic earnings per share has been calculated using the weighted average number of common shares outstanding for each year. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic earnings per share and diluted earnings per share are as follows:

	2007	2006
Net income	$340,894	$752,838

Basic weighted-average shares	6,109,026	6,158,388

Dilutive potential common shares	6,109,026	6,158,388

Net earnings per share
Basic	$0.06	$0.12

Diluted	$0.06	$0.12

k.	Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
2.	Summary of Significant Accounting Policies (cont.)
l.	Fair value of financial instruments — The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments. The fair value of notes receivable, which is based on discounted cash flows using current interest rates, approximates the carrying value at December 31, 2007 and 2006.

m.	Impairment of long-lived assets — Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based upon management’s assessment of the impairment indicators, no impairment testing was necessary during the years ended December 31, 2007 or 2006.

n.	Impairment of patents and trademarks — SFAS No. 144 requires that separate intangible assets that have finite lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based on management’s assessment of the impairment indicators, no impairment testing was necessary during the years ended December 31, 2007 or 2006.

o.	New accounting pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

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

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
2.	Summary of Significant Accounting Policies (cont.)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value without being required to apply complex hedge accounting provisions, but does not require fair value measurement. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The impact of SFAS No. 160 will not have a material impact on the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS No. 141R will have a material impact on the consolidated financial statements.

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

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
4.	Inventories

Inventories consist of the following:

	2007	2006
Finished goods	$3,993,949	$2,551,464
Inventory in transit	908,359	556,394
Parts	22,967	22,967

	$4,925,275	$3,130,825

5.	Intangible Assets

Intangible assets consist of the following:

	2007	2006
Finite-lived
Patents and trademarks, net of accumulated amortization of $104,208 and $88,465 in 2007 and 2006, respectively	$133,762	$147,750

Aggregate amortization expense related to finite-lived intangible assets was $15,743 and $16,026 for the years ended December 31, 2007 and 2006, respectively. Future finite-lived intangible asset amortization expenses are as follows:

2008	$15,000
2009	13,739
2010	12,753
2011	12,753
2012	12,753
Thereafter	66,764

$133,762

During 2007 and 2006, the Company acquired patents which pertain to technology incorporated into certain of the Company’s products. The Company paid $1,755 and $7,245, respectively, for these patents. The fair value of these patents is being amortized over the weighted-average expected lives of 17 years.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
6.	Due From Factor

The Company factors a majority of its receivables without recourse under a credit risk factoring agreement, which is renewable annually. This agreement provides for factoring fees of .65% to 1.8% monthly, depending on the creditworthiness and location of an account (domestic or foreign). An additional fee of .25% is charged for each 30-day period, or part thereof, when the terms of sale exceed 90 days. Fees are calculated on the gross face value of each invoice. Additionally, this agreement provides for advances of funds on the factored receivable. Interest is charged at a greater of 4% or 0.50% above prime, which was 7.25% at December 31, 2007, on the outstanding funds in use. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets.

These amounts are as follows:

	2007	2006
Accounts receivable factored	$4,508,524	$5,101,783
Amounts advanced and outstanding	3,743,014	3,819,575

Due from factor	$765,510	$1,282,208

7.	Notes Payable

Notes payable consist of the following:

	2007	2006
Note payable to a bank; interest at 7.70%; payable on demand or if no demand, November 1, 2008; collateralized by the Company’s inventories, property and equipment, and personal guarantees of the Company’s major stockholders	$82,524	$105,762

Note payable to a bank; interest at 7.70%; payable on demand or if no demand, November 12, 2008; collateralized by the Company’s inventories, property and equipment, and personal guarantees of the Company’s major stockholders	67,852	86,971

Note payable to an insurance company; interest at 6.00%; payable in monthly installments of $8,305, including interest, with remaining principal and interest due May 15, 2008; unsecured	32,810	—

	$183,186	$192,733

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
7.	Notes Payable (cont.)

The weighted-average interest rates on short-term borrowings, including notes payable — stockholders for the years ended December 31, 2007 and 2006 were 7.28% and 7.69%, respectively. The Company recognized interest expense of approximately $18,500 and $17,000 for the years ended December 31, 2007 and 2006, respectively, on notes payable.

8.	Equity

During 2007, the Company purchased 94,200 shares of common stock for $105,814. These shares are accounted for as treasury stock in the accompanying consolidated financial statements.

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

In August 2000, the Company filed suit against a former manufacturer alleging breach of a manufacturing contract and seeking damages and rescission of 165,000 shares of its common stock as part of the amounts which had been previously paid to the manufacturer. During 2003, a jury awarded the Company damages in the amount of $1,650,560, which included the value of the returned shares of common stock. The treasury stock was received during 2003 at a court-mandated value of $0.78 per share. Of the total shares, 35,000 were paid to legal counsel as consideration for legal fees. The remaining 130,000 shares are reflected as treasury stock in the accompanying consolidated balance sheets at the $0.78 per share, or $101,400. The Company is attempting to collect the remainder of the award, $1,521,860, by suit filed in October 2003 against the owners of the former manufacturer. As collection of this award is uncertain, this gain contingency has not been recorded in the accompanying consolidated statements of income.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
10.	Stock Option Plan

During 2000, the Company adopted the 2000 Equity Incentive Plan (the “Plan”), a non-qualified stock option plan. Under the terms of the Plan, officers, directors, employees and other individuals may be granted options to purchase the Company’s common stock at exercise prices determined by the Company’s Board of Directors. The terms and conditions of any options granted under the Plan, to include vesting period and restrictions or limitations on the options, will be determined by the Board of Directors. The maximum number of shares that can be granted under this Plan is one million shares of stock. At December 31, 2007, the Company had granted no options pursuant to this Plan.

11.	Warrants

A summary of warrant activity is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding — January 1, 2006	393,901	$2.57	—	$—

Granted	—	—	—	—

Outstanding — December 31, 2006	393,901	2.57	—	—

Granted	—	—	—	—

Outstanding — December 31, 2007	393,901	$2.57	—	$—

At December 31, 2007, all warrants outstanding have an exercise price of $2.57 and expire on June 28, 2009.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
12.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	2007	2006
Current provision	$216,947	$480,745
Deferred benefit	—	(8,615)

	$216,947	$472,130

Reconciliations of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

	2007	2006
Income taxes computed at federal statutory tax rate	$189,666	$416,489
State tax provision, net of federal benefits	23,931	52,551
Nondeductible expenses and other	3,350	3,090

Provision for income taxes	$216,947	$472,130

Temporary differences that give rise to significant deferred tax assets are as follows:

	2007	2006
Allowance for doubtful accounts	$1,915	$1,915
Allowance for excess inventory	38,125	38,125
Accumulated tax depreciation in excess of book depreciation	(35,467)	(35,467)
Accumulated tax amortization in excess of book amortization	(1,858)	(1,858)

Net deferred tax assets	$2,715	$2,715

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no significant unrecognized tax benefits at the date of adoption or at December 31, 2007. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2003 remain open to examination by the federal and state taxing jurisdictions to which it is subject.

13.	Related Party Transactions

During the years ended December 31, 2007 and 2006, the Company made periodic advances to certain employees of the Company. At December 31, 2007 and 2006, the outstanding balances of advances to these individuals were $28,925 and $24,107, respectively.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
13.	Related Party Transactions (cont.)

At December 31, 2007 and 2006, the Company held a note receivable of $178,465 and $130,531, respectively, due from an individual, who is both an employee and a stockholder, which is due on December 31, 2008. This note is unsecured and non-interest bearing.

At December 31, 2007 and 2006, the Company held a note receivable of $72,518 due from a related party entity, which is owned by the individual discussed above, which is due on December 31, 2008. This note is unsecured and non-interest bearing. The note receivable has been classified as non-current in the accompanying consolidated balance sheets because repayment is not anticipated during the next year.

For the years ended December 31, 2007 and 2006, consulting service fees in the amount of $10,000 and $60,000, respectively, were paid to a related party entity, which is owned by the individual discussed above. The related party provides consulting services to the Company on an ongoing basis.

Certain stockholders of the Company have personally guaranteed the Company’s outstanding borrowings with a bank at December 31, 2007 and 2006.

14.	Commitments and Contingencies
a.	In December 2006, the Company leased new office and warehouse space. The office space lease agreement provides for rent at a rate of $7,757 per month and expires on January 31, 2011, with a renewal option through January 31, 2015. The warehouse space lease agreement provides for rent at a rate of $9,366 per month and expires on December 31, 2010, with a renewal option through December 31, 2014.

Additionally, the Company leases space from a shareholder for office space for $5,500 per month under no formal lease agreement. Total rent expense for the Company for the years ended December 31, 2007 and 2006 was $274,971 and $238,433, respectively.

At December 31, 2007, future minimum rental commitments under non-cancelable operating leases in excess of one year are as follows:

2008	$211,011
2009	218,912
2010	215,829
2011	8,229

$653,981

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
14.	Commitments and Contingencies (cont.)
b.	The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

c.	During 1998, the Company entered into an asset purchase agreement, wherein it acquired certain assets and assumed certain liabilities of DAC Technologies of America, Inc. in a combination that was accounted for in a manner similar to a pooling of interest. Assets and liabilities that were not included in this transaction consisted of a receivable from a major stockholder and president, certain bridge loans, stockholder advances, an automobile, certain accounts payable, accrued commissions and accrued payroll totaling $200,488. The Company could be held liable in the event of litigation, for the outstanding balances of certain unsecured liabilities of DAC Technologies of America, Inc. totaling approximately $119,000. No accrual has been made for this contingency.
15.	Major Customers and Suppliers

During the year ended December 31, 2007, the Company recognized aggregate sales to one customer in the amount of approximately $9,687,000, which represented 65.6% of total net sales. During the year ended December 31, 2006, the Company recognized aggregate sales to two customers in the amount of approximately $9,612,000 and $1,715,000, which represented 62.1% and 11.1% of total net sales, respectively. Accounts receivable related to the sales were factored without recourse (Note 6).

During the years ended December 31, 2007 and 2006, the Company purchased 99.9% of its products from one major supplier. The Company is dependent upon this supplier continuing in business and its ability to ship to the United States, but believes that it could replace this supplier, if required to, at similar quality and terms.

16.	Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers. As discussed in Note 6, the Company factors a majority of its receivables under a factoring agreement. These accounts are factored on a non-recourse basis which reduces the Company’s exposure to credit risk. Approximately 94% and 91% of the Company’s accounts receivable at December 31, 2007 and 2006, respectively, were factored. The Company also provides credit in the normal course of business to certain of its customers and performs ongoing credit evaluations of these customers. It maintains allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company’s customer base and its customer’s financial resources.

At December 31, 2007 and 2006 and at various times throughout these years, the Company maintained cash balances with financial institutions in excess of the federally insured limit.

17.	Financial Information by Business Segment

During the years ended December 31, 2007 and 2006, the Company operates in four primary business segments delineated by products or services. These segments are security products, gun locks, safes and non-security products. The accounting policies of the Company’s segments are the same as those described in Note 2. The Company’s long-lived assets are located in the United States and China.

Information concerning operations in these segments of business is as follows:

	2007	2006
Revenues
Gun cleaning and maintenance	$8,659,456	$10,872,871
Hunting and camping	4,159,113	2,700,191
Gun safety	1,622,982	1,867,427
Other	336,094	35,391

Total revenues	$14,777,645	$15,475,880

Income before income tax provision
Gun cleaning and maintenance	$595,363	$1,215,318
Hunting and camping	(173,213)	(124,433)
Gun safety	88,464	149,395
Other	47,227	(15,312)

Income before income tax provision	$557,841	$1,224,968

Identifiable assets
Gun cleaning and maintenance
United States	$2,627,085	$2,033,062
Hunting and camping
United States	1,623,617	627,222
Gun safety
United States	489,935	484,854
China	19,477	28,829
Other
United States	292,786	108,441
China	31,595	34,889
Corporate	2,302,932	3,100,278

Total identifiable assets	$7,387,427	$6,417,575

Molds used to manufacture the Company’s security products and gun locks are located in China (Note 1).