Form 10-Q
period 2008-03-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2008-05-15
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number 000-29211
DAC Technologies Group International, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0847852

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12120 Colonel Glenn Road, Suite 6200 Little Rock, AR (Address of principal executive offices)	72210 (Zip Code)
(501) 661-9100
(Registrant’s telephone number)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes ☑ No ☐           (2) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of May 14, 2008, 6,323,364 shares of Common Stock are issued and 6,032,899 are outstanding.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     Our financial statements are contained in pages 3 through 6 following.
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
March 31, 2008 and December 31, 2007

	March 31	December 31
	2008	2007
	(unaudited)
Assets
Current assets
Cash	$64,618	$402,468
Accounts receivable, less allowance for doubtful accounts of $5,000 in 2008 and 2007	552,337	263,646
Due from factor	338,978	765,510
Inventories	4,977,729	4,925,275
Prepaid expenses and deferred charges	181,149	115,686
Income taxes receivable	127,209	153,870
Current deferred income tax benefit	35,815	35,815

Total current assets	6,277,835	6,662,270

Property and equipment
Leasehold improvements	55,323	55,323
Furniture and fixtures	292,570	278,322
Molds, dies, and artwork	514,965	513,949

	862,858	847,594
Accumulated depreciation	(585,629)	(573,458)

Net property and equipment	277,229	274,136

Other assets
Patents and trademarks, net of accumulated amortization of $108,075 and $104,208 in 2008 and 2007	129,895	133,762
Deposits	17,351	17,351
Advances to employees	29,484	28,925
Note receivable
Long-term	20,000	20,000
Related party	72,518	72,518
Shareholder	169,263	178,465

Total other assets	438,511	451,021

Total assets	$6,993,575	$7,387,427

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
March 31, 2008 and December 31, 2007

	March 31	December 31
	2008	2007
	(unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$147,526	$183,186
Accounts payable	2,003,580	2,393,050
Accrued payroll tax withholdings	25,517	25,338
Accrued expenses-other	34,797	38,872

Total current liabilities	2,211,420	2,640,446

Deferred income tax liability	33,100	33,100

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at March 31, 2008 and December 31, 2007; 6,032,899 and 6,041,399 shares outstanding at March 31, 2008 and December 31, 2007, respectively	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(313,947)	(307,147)
Retained earnings	3,093,577	3,051,603

Total stockholders’ equity	4,749,055	4,713,881

Total liabilities and stockholders’ equity	$6,993,575	$7,387,427

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Three Months Ended March 31, 2008 and 2007
Unaudited

	2008	2007
Net sales	$2,715,769	$2,839,625

Cost of sales	1,986,908	2,002,115

Gross profit	728,861	837,510

Operating expenses
Selling	315,762	381,040
General and administrative	281,587	407,720

Total operating expenses	597,349	788,760

Income from operations	131,512	48,750

Other income (expense)
Interest expense	(62,877)	(73,560)

Total other income (expense)	(62,877)	(73,560)

Income before income tax provision	68,635	(24,810)

Provision for income taxes	26,661	(7,608)

Net income (loss)	$41,974	$(17,202)

Basic and diluted earnings per share	$0.01	$0.00

Weighted average number of common shares:
Basic and diluted	6,036,168	6,135,599
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Three Months Ended March 31, 2008 and 2007
Unaudited

	2008	2007
Cash flows from operating activities
Net income	$41,974	$(17,202)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	12,171	11,978
Amortization	3,867	3,936
Changes in operating assets and liabilities
Accounts receivable	(288,691)	(420,648)
Due from factor	426,532	828,349
Inventories	(52,454)	(127,695)
Prepaid expenses and deferred charges	(65,463)	(24,599)
Income taxes receivable	26,661	(7,608)
Deposits	—	(6,696)
Advances to employees	(559)	(12,272)
Accounts payable	(389,470)	(490,664)
Accrued payroll tax withholdings	179	1,587
Accrued expenses other	(4,075)	123,482

Net cash used in operating activities	(289,328)	(138,052)

Cash flows from investing activities
Purchases of property and equipment	(15,264)	(63,182)
Payments for patents and trademarks	—	(1,755)
Net payments (advances) on notes receivable — stockholder	9,202	(45,001)

Net cash used by investing activities	(6,062)	(109,938)

Cash flows from financing activities
Payments on notes payable	(35,660)	(10,330)
Purchase of treasury stock	(6,800)	—

Net cash used in financing activities	(42,460)	(10,330)

Net decrease in cash	(337,850)	(258,320)

Cash — beginning of period	402,468	338,968

Cash — end of period	$64,618	$80,648

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

PART F/S
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Nature of Business
     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. The Company’s primary business is gun safety and gun maintenance with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. The Company’s products have historically been security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. In 2003, the product line was expanded to include a line of gun cleaning kits and accessories. This line has continued to be expanded, and during 2007 accounted for approximately 59% of the Company’s sales revenues. In 2005, the Company began developing products in the hunting and camping market, adding a line of meat processing items. The Company continues to develop this market, having added a knife processing kit, two aluminum camping tables and a turkey seat. Hunting and camping accounted for 28% of the Company’s sales in 2007. The Company has begun to expand its product line into household products, adding a wooden fireplace bellow in the third quarter of 2007, and three cleaning dusters that began shipping to customers in December 2007.
     Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 66% during 2007), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
     Virtually all of the Company’s products are manufactured and imported from mainland China and shipped to the Company’s central warehouse facility in Little Rock, Arkansas for distribution. These products, along with other items manufactured in the United States, are sold primarily to mass merchants and sporting goods retailers throughout the United States and international locations.
     Organization and Summary of Significant Accounting Policies
     Organization and basis of presentation
     The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.
     Unaudited interim condensed consolidated financial statements
     The accompanying condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2008 and 2007, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10-KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.
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
     Inventories
     Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $82,926 at March 31, 2008. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

	Mar. 31, 2008	Dec. 31, 2007
Inventories consist of:
Finished goods	$4,499,216	$3,993,949
Inventory in transit	455,546	908,359
Parts	22,967	22,967

	$4,977,729	$4,925,275

     Due from Factor
     The Company factors a majority of its receivables without recourse under a credit risk factoring agreement. The fair values of accounts receivables and the amount due to the factor under this factoring agreement approximate their carrying values due to the short-term nature of the instruments. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheet. These amounts are as follows:

	Mar. 31, 2008	Dec. 31, 2007
Accounts receivable factored	$1,613,066	$4,508,524
Amounts advanced and outstanding	1,274,088	3,743,014

Due from factor	$338,978	$765,510

     Earnings per Share: Dilutive Effect
          Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method). For the three months ended March 31, 2008 and 2007, there was no dilutive effect related to these outstanding stock warrants as their exercise price of $2.57 was greater than the average market price of the common stock during the period.
Accounting Changes
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. Under the new standard, fair value refers to the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard provides a fair value hierarchy wherein quoted prices in active markets are assigned the highest priority is assigned and the lowest priority to unobservable data. The standard is effective for the financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 currently do not have a material impact on our condensed consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which includes an amendment to the guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to allow entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement applies to all entities, including non-profit entities; however, most of the provisions apply only to those entities electing the fair value option. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of FASB SFAS No. 157, “Fair Value Measurements.” The provisions of SFAS 159 currently do not have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently reviewing the applicability of FAS 160 to our operations and its potential impact on our condensed consolidated financial statements.
Treasury Stock Transactions
     During the three months ended March 31, 2008 the Company purchased 8,500 shares of its common stock in the open market at a total cost of $6,800. These shares are accounted for as treasury stock (at cost) in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10Q for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.
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
     Factors that could cause actual results to differ from expectations include, without limitations:
•	achieving planned revenue and profit growth in each of the Company’s business units;

•	renewal of purchase orders consistent with past experience;

•	increasing price, products and services competition;

•	emergence of new competitors or consolidation of existing competitors;

•	the timing of orders and shipments;

•	continuing availability of appropriate raw materials and manufacturing relationships;

•	maintaining and improving current product mix;

•	changes in customer requirements and in the volume of sales to principal customers;

•	changes in governmental regulations in the various geographical regions where the Company operates;

•	general economic and political conditions;

•	attracting and retaining qualified key employees;

•	the ability of the Company to control the purchase cost of its products and operating costs; and

•	continued availability of financing, and financial resources on the terms required to support the Company’s future business strategies.
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
(a) Background
     We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. Our products consist of gun cleaning kits and accessories, gun safety items such as gun locks, trigger locks and security safes, and hunting and camping accessories. In 2007, we expanded our product line into household products, having added a wooden fireplace bellow during the third quarter 2007 and three new cleaning dusters that began shipping to customers in December 2007. During the second quarter of 2008, the Company has added two additional cleaning dusters. In the third quarter of 2008, the Company will be adding a line of fireplace equipment, which will include fireplace screens, tools and accessories.
     A significant portion of our business is with mass-market retailers, primarily Wal-Mart, as well as gun manufacturers. With the addition of our “Gunmaster” gun cleaning kits, we continue to increase our business with sporting goods retailers and distributors.
The Company’s business plan and strategy for growth focuses on:
•	increased penetration of our existing markets, particularly in the gun cleaning and accessories market;

•	development of new products in new markets, such as camping and housewares;

•	development of new products for the sporting goods market;

•	identification and development of new markets for gun cleaning kits, i.e. government, law enforcement and military;

•	identification and recruitment of effective manufacturer’s representatives to actively market these products on a national and international basis; and

•	aggressive cost containment.
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
     Our products can be grouped into four main categories: (a) gun cleaning and maintenance, (b) hunting and camping, (c) gun safety, and (d) household products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer certain of our products with the assistance of our Chinese trading agent and manufacturers. They are, in addition, responsible for the tooling, manufacture and packaging of our products.

     Gun Maintenance. We market over fifty (50) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also market several kits that have been privately labeled for certain customers. This product area accounted for 58% and 67% of gross sales during the first three months of 2008 and 2007, respectively.
     Hunting and camping. This category includes three meat processing items, Sportsman’s Lighter, game processing kit, two aluminum camping tables, and a turkey seat. This product area accounted for 13% and 16% of gross sales during the first three months of 2008 and 2007, respectively.
     Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel and keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California. This product area accounted for 17% of gross sales during the first three months of 2008 and 2007.
     Household Products. We market four (3) household cleaner dusters and a wooden fireplace bellow in this category. During 2008, the Company will be adding two additional cleaning products and a line of fireplace equipment. This product area, new for 2008, accounted for 12% of gross sales during the first three months of 2008.
(b)	Financial Condition and Results of Operations
Financial Condition
     A summary of the significant balance sheet items at March 31, 2008 as compared to year-end December 31, 2007 is presented below:

	Mar. 31, 2008	Dec. 31, 2007	% Change
Accounts receivable	$552,337	$263,646	109%
Due from factor	338,978	765,510	(56%)
Inventories	4,977,729	4,925,275	1%
Total current assets	6,277,835	6,662,270	(6%)
Accounts payable	2,003,580	2,393,050	(16%)
Total current liabilities	2,211,420	2,640,446	(16%)
Working capital	4,066,415	4,021,824	1%
Stockholders’ equity	4,749,055	4,713,881	1%
There has been no material change in the overall financial condition of the Company for the period ending March 31, 2008 as compared to December 31, 2007.
The combined accounts receivable and due from factor represents the Company’s total accounts receivables less funds advanced by the Company’s factor. The overall decrease of $137,841 on these combined amounts from December 31, 2007 to March 31, 2008 is a result of decreased sales during the first quarter of 2008 as compared to the fourth quarter of 2007.

Accounts payable (and accordingly total current liabilities) decreased March 31, 2008 as compared to December 31, 2007 due to the reduction of the amount owed to the Company’s trading agent for inventory purchases.
Results of Operations
For the three months ended March 31, 2008, the Company had net income of $41,974 on net sales of $2,715,769, as compared to a net loss of $17,202 on net sales of $2,839,625 for the same period ending March 31, 2007.
The only significant change in the Company’s results of operations was the decrease in operating expenses of $191,411 for the three months ended March 31, 2008 as compared to the same period in 2007. Of this decrease, $146,500 is due to the one time charge related to the settlement of a lawsuit with the Company’s former insurance carrier during the period ending March 31, 2007. The remaining decrease of $44,911 is directly attributable to the cost saving measures initiated in March 2007 related to shipping and warehouse costs. As a result of these measures, freight costs decreased $34,747, from $97,098 in the first quarter of 2007 to $62,351 in the first quarter of 2008. Prior to March 2007, we selected freight carriers based upon the discount each offered to secure our business. We would use this one carrier for all shipments. In March 2007, we began obtaining spot quotes from six to ten carriers for each and every LTL shipment of our products. This has allowed us to take advantage of lower freight rates that some carriers are able to offer for shipments to certain areas of the country they cover, as opposed to other carriers. We intend to continue these procedures indefinitely until a more cost efficient method is determined that will save the Company freight costs in the future. However, we also expect that future freight costs may very well increase simply due to fuel surcharges that freight carriers will most certainly increase due to gas and oil prices. The Company was also able to reduce labor costs in the shipping department by $18,093 for the three months ended March 31, 2008 as compared to 2007.
(c)	Liquidity and Capital Resources
Our liquidity needs arise primarily from inventory. Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). Consequently, should our sales revenues significantly decline, it could affect our short-term liquidity. The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. This fee is included in interest expense on the Company’s condensed consolidated statements of operations. The factor may also, at its discretion, advance funds prior to the collection of our accounts, for which the Company is charged interest. The interest rate charged is the JPMorgan Chase Bank prime rate (5.25% as of March 31, 2008). Advances are payable to the factor on demand. For the three-month period ending March 31, 2008, our factor had advanced us $1,274,088.
(d)	Trends
Our business faces the issues of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak U.S. dollar. This will put pressure on our margins and overhead costs. Any strengthening of the U.S. dollar would impact favorably on the business, as this would ease the pressure on margins and increase our competitiveness. Current trends, however, suggest a continued weakening which will place additional pressure on our sales into our markets. The Company has not to date sought to recover these price increases for our products, which has resulted in declining margins. We recognize that the customary method of recovering these increased costs would be to increase our prices to our customers. This is difficult for us to accomplish due to the nature of our customer base. Since a significant portion of our sales are to national retailers and distributors (e.g. 66% of our 2007 sales business is through Wal-Mart alone), at this time we have chosen not to do so with minor exceptions. We were able to increase our prices to some of our smaller customers (approximately 15% of our customer base) in June 2007.
(e) Gun Legislation
Several federal laws, including the National Firearms Act (1934), Gun Control Act (1968), Firearms Owner’s Protection Act (1986), Brady Handgun Violence Prevention Act (1993), the 1994 Omnibus Crime Control Act and other laws, regulate the ownership, purchase and use of handguns. Notwithstanding these and other laws, there is not any federal law that requires the use of gunlocks, despite numerous attempts in Congress to pass such legislation. In March 2008, the U. S. Supreme Court heard argument in the case of District of Columbia vs. Heller, relating to the issue of whether the gun control laws of Washington, D. C. on non-government persons violated the Second Amendment to the U. S. Constitution, the right to bear arms. The city is challenging the decision of the D.C. Circuit Court, which said that, “The Second Amendment protects an individual right to keep and bear arms, and is not limited to people serving in a modern militia.” It is unknown what impact, if any, a ruling upholding the D.C. Circuit’s decision will have on our business. In addition to federal gun laws, most states and some local jurisdictions have imposed their own firearms’ restrictions. Some states have passed Child Access Prevention (or CAP) Laws which hold gun owners responsible if they leave guns easily accessible to children and a child improperly gains access to the weapon. Additionally, the State of California has enacted legislation that establishes performance standards for “firearm safety devices”, “lock-boxes” and ”safes”. The fact that gun safety laws are passed by federal, state, or local governments does not ensure that the demand for our products will increase
(f) Critical Accounting Estimates
     The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2007 audited consolidated financial statements included in the Company’s Form 10-KSB. The quarterly financial statements for the period ended March 31, 2008, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2007, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
     Inventories. Inventories are valued at the lower of weighted-average cost or market. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The Company records a valuation reserve for inventories for which costs exceed the net realizable value. Although the Company believes it is unlikely that any significant changes to the valuation reserve will be necessary in the near term, changes in demand for our products would result in changes to the valuation reserve.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 4. CONTROLS AND PROCEDURES
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
     As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 8A of the Company’s December 31, 2007 Form 10-KSB. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
Item 4T. CONTROLS AND PROCEDURES.
There was no material change to the Company’s internal control over financial reporting during its most recent fiscal quarter from that of December 31, 2007.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1A. RISK FACTORS
     Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-KSB for fiscal year 2007 for additional information concerning these and other uncertainties that could negatively impact the Company.
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
Exhibits required by Item 601 of Regulation S-K attached:
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
Dated: May 15, 2008