Form 10-Q
period 2008-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2008-08-14
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
     Indicate by check mark whether the registrant is a large filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of August 5, 2008, 6,323,364 shares of Common Stock are issued and 6,032,899 are outstanding.
Transitional Small Business Disclosure Format: Yes ☐      No ☒

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     Our financial statements are contained in pages 4 through 9 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
June 30, 2008 and December 31, 2007

	June 30	December 31
	2008	2007
	(Unaudited)
Assets
Current assets
Cash	$68,945	$402,468
Accounts receivable, less allowance for doubtful accounts of $5,000 in 2008 and 2007	574,879	263,646
Due from factor	302,698	765,510
Inventories	4,361,584	4,925,275
Prepaid expenses and deferred charges	156,076	115,686
Income taxes receivable	121,592	153,870
Current deferred income tax benefit	35,815	35,815

Total current assets	5,621,589	6,662,270

Property and equipment
Leasehold improvements	55,323	55,323
Furniture and fixtures	294,026	278,322
Molds, dies, and artwork	528,187	513,949

	877,536	847,594
Accumulated depreciation	(597,800)	(573,458)

Net property and equipment	279,736	274,136

Other assets
Patents and trademarks, net of accumulated amortization of $111,942 and $104,208 in 2008 and 2007	129,548	133,762
Deposits	17,351	17,351
Advances to employees	30,575	28,925
Note receivable
Long-term	20,000	20,000
Related party	72,518	72,518
Shareholder	173,722	178,465

Total other assets	443,714	451,021

Total assets	$6,345,039	$7,387,427

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Balance Sheet (Consolidated)
June 30, 2008 and December 31, 2007

	June 30	December 31
	2008	2007
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$127,951	$183,186
Accounts payable	1,383,604	2,393,050
Accrued payroll tax withholdings	25,351	25,338
Accrued expenses-other	17,888	38,872

Total current liabilities	1,554,794	2,640,446

Deferred income tax liability	33,100	33,100

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at June 30, 2008 and December 31, 2007; 6,032,899 and 6,041,399 shares outstanding at June 30, 2008 and December 31, 2007, respectively	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(313,947)	(307,147)
Retained earnings	3,101,667	3,051,603

Total stockholders’ equity	4,757,145	4,713,881

Total liabilities and stockholders’ equity	$6,345,039	$7,387,427

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Three Months Ended June 30, 2008 and 2007
Unaudited

	2008	2007
Net sales	$2,724,258	$2,739,903

Cost of sales	2,043,077	1,853,512

Gross profit	681,181	886,391

Operating expenses
Selling	336,131	353,576
General and administrative	287,764	266,374

Total operating expenses	623,895	619,950

Income from operations	57,286	266,441

Other income (expense)
Interest expense	(43,579)	(63,206)

Total other income (expense)	(43,579)	(63,206)

Income before income tax provision	13,707	203,235

Provision for income taxes	5,617	87,615

Net income	$8,090	$115,620

Basic and diluted earnings per share	$—	$0.02

Weighted average number of common shares:
Basic and diluted	6,032,899	6,124,498
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Operations (Consolidated)
For The Six Months Ended June 30, 2008 and 2007
Unaudited

	2008	2007
Net sales	$5,440,027	$5,579,528

Cost of sales	4,029,985	3,855,627

Gross profit	1,410,042	1,723,901

Operating expenses
Selling	651,893	734,616
General and administrative	569,351	674,094

Total operating expenses	1,221,244	1,408,710

Income from operations	188,798	315,191

Other income (expense)
Interest expense	(106,456)	(136,766)

Total other income (expense)	(106,456)	(136,766)

Income before income tax provision	82,342	178,425

Provision for income taxes	32,278	80,007

Net income	$50,064	$98,418

Basic and diluted earnings per share	$0.01	$0.02

Weighted average number of common shares:
Basic and diluted	6,034,534	6,130,018
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Three Months Ended June 30, 2008 and 2007
Unaudited

	2008	2007
Cash flows from operating activities
Net income	$8,090	$115,620
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	12,171	12,045
Amortization	3,867	4,000
Changes in operating assets and liabilities
Accounts receivable	(22,542)	(438,315)
Due from factor	36,280	131,143
Inventories	616,145	(1,901,472)
Prepaid expenses and deferred charges	25,073	(24,907)
Income taxes receivable	5,617	87,615
Deposits	—	780
Advances to employees	(1,091)	(3,006)
Accounts payable	(619,976)	2,142,725
Accrued payroll tax withholdings	(166)	(1,425)
Accrued expenses other	(16,909)	(150,216)

Net cash provided (used) by operating activities	46,559	(25,413)

Cash flows from investing activities
Purchases of property and equipment	(14,678)	(21,053)
Payments for patents and trademarks	(3,520)	—
Net payments (advances) on notes receivable — stockholder	(4,459)	2,748

Net cash used by investing activities	(22,657)	(18,305)

Cash flows from financing activities
Proceeds from notes payable	—	96,500
Payments on notes payable	(19,575)	(26,145)
Purchase of treasury stock	—	(28,859)

Net cash provided (used) by financing activities	(19,575)	41,496

Net increase (decrease) in cash	4,327	(2,222)

Cash — beginning of period	64,618	80,648

Cash — end of period	$68,945	$78,426

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Statements of Cash Flows (Consolidated)
For the Six Months Ended June 30, 2008 and 2007
Unaudited

	2008	2007
Cash flows from operating activities
Net income	$50,064	$98,418
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	24,342	24,023
Amortization	7,734	7,936
Changes in operating assets and liabilities
Accounts receivable	(311,233)	(858,963)
Due from factor	462,812	959,492
Inventories	563,691	(2,029,167)
Prepaid expenses and deferred charges	(40,390)	(49,506)
Income taxes receivable	32,278	80,007
Deposits	—	(5,916)
Advances to employees	(1,650)	(15,278)
Accounts payable	(1,009,446)	1,652,061
Accrued payroll tax withholdings	13	162
Accrued expenses other	(20,984)	(26,734)

Net cash used by operating activities	(242,769)	(163,465)

Cash flows from investing activities
Purchases of property and equipment	(29,942)	(84,235)
Payments for patents and trademarks	(3,520)	(1,755)
Net payments (advances) on notes receivable — stockholder	4,743	(42,253)

Net cash used by investing activities	(28,719)	(128,243)

Cash flows from financing activities
Proceeds from notes payable	—	96,500
Payments on notes payable	(55,235)	(36,475)
Purchase of treasury stock	(6,800)	(28,859)

Net cash provided (used) by financing activities	(62,035)	31,166

Net decrease in cash	(333,523)	(260,542)

Cash — beginning of period	402,468	338,968

Cash — end of period	$68,945	$78,426

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

PART F/S
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Nature of Business
     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. Since 2003, the Company’s primary business has been gun safety and gun maintenance, with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. The Company has continued to expand its line of GunMaster® gun cleaning kits and accessories, becoming a leader in this market. In 2005, the Company began developing products in the hunting and camping market, which accounted for 28% of the Company’s sales in 2007. The Company has begun to expand its product line into household products, including household cleaning items added in 2007, and a line of fireplace equipment that will be added in the third quarter of 2008.
     Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 66% during 2007), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
     Virtually all of the Company’s products are manufactured and imported from mainland China and shipped to the Company’s central warehouse facility in Little Rock, Arkansas for distribution. These products are sold primarily to mass merchants and sporting goods retailers throughout the United States and international locations.
     Organization and Summary of Significant Accounting Policies
     Organization and basis of presentation
     The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.
     Unaudited interim condensed consolidated financial statements
     The accompanying condensed consolidated financial statements of the Company as of and for the six months ended June 30, 2008 and 2007, and for the three months ended June 30, 2008 and 2007, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10-KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

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
     Inventories
     Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $82,926 at June 30, 2008. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

	June 30, 2008	Dec. 31, 2007
Inventories consist of:
Finished goods	$3,967,431	$3,993,949
Inventory in transit	371,186	908,359
Parts	22,967	22,967

	$4,361,584	$4,925,275

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

	June 30, 2008	Dec. 31, 2007
Accounts receivable factored	$1,973,285	$4,508,524
Amounts advanced and outstanding	1,670,587	3,743,014

Due from factor	$302,698	$765,510

     Earnings per Share: Dilutive Effect
     Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method). For the six months and the three months ended June 30, 2008 and 2007, there was no dilutive effect related to these outstanding stock warrants as their exercise price of $2.57 was greater than the average market price of the common stock during the period.

     Fair Value of Financial Instruments
     The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments. The fair value of notes receivable, which is based on discounted cash flows using current interest rates, approximates the carrying value at June 30, 2008 and December 31, 2007.
     Accounting Changes
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. Under the new standard, fair value refers to the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard provides a fair value hierarchy wherein quoted prices in active markets are assigned the highest priority is assigned and the lowest priority to unobservable data. The standard is effective for the financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. There was no impact on these consolidated financial statements as a result of the adoption of the standard.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which includes an amendment to the guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to allow entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement applies to all entities, including non-profit entities; however, most of the provisions apply only to those entities electing the fair value option. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of FASB SFAS No. 157, “Fair Value Measurements.” The Company adopted the provisions of SFAS No. 159 on January 1, 2008. There was no impact on these consolidated financial statements as a result of the adoption of the standard.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company’s management does not anticipate that this pronouncement will have a material impact on the consolidated financial statements.
Treasury Stock Transactions
     During the six months ended June 30, 2008 the Company purchased 8,500 shares of its common stock in the open market at a total cost of $6,800. These shares are accounted for as treasury stock (at cost) in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10-Q for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.
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
     Factors that could cause actual results to differ from expectations include, without limitations:
•	achieving planned revenue and profit growth in each of the Company’s business units;

•	renewal of purchase orders consistent with past experience;

•	increasing price, products and services competition;

•	emergence of new competitors or consolidation of existing competitors;

•	the timing of orders and shipments;

•	continuing availability of appropriate raw materials and manufacturing relationships;

•	maintaining and improving current product mix;

•	changes in customer requirements and in the volume of sales to principal customers;

•	changes in governmental regulations in the various geographical regions where the Company operates;

•	general economic and political conditions;

•	attracting and retaining qualified key employees;

•	the ability of the Company to control manufacturing and operating costs; and

•	continued availability of financing and financial resources on the terms required to support the Company’s future business strategies.

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
     (a) Background
     We are in the business of developing, marketing and outsourcing the manufacture of various consumer products. Our products consist of gun cleaning kits and accessories, gun safety items such as gun locks, trigger locks and security safes, and hunting and camping accessories. In 2007, we expanded our product line into household products, having added a wooden fireplace bellow during the third quarter 2007 and three new cleaning dusters that began shipping to customers in December 2007. During the second quarter of 2008, the Company has added two additional cleaning dusters. In the third quarter of 2008, the Company will be adding a line of fireplace equipment, which will include fireplace screens, tools and accessories. The initial order to roll out this line to over 1,600 stores has already been received from Wal-Mart.
     While the Company’s line of GunMaster® gun cleaning kits continues to account for over 50% of the Company’s revenues, opportunities for significant growth are expected to come from the household product area. The Company is currently working on expanding further its line of household cleaning items.
     A significant portion of our business is with mass-market retailers, primarily Wal-Mart, as well as sporting goods retailers and distributors.
     Our products can be grouped into four main categories: (a) gun cleaning and maintenance, (b) hunting and camping, (c) gun safety, and (d) household products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer certain of our products with the assistance of our Chinese trading agent and manufacturers. They are, in addition, responsible for the tooling, manufacturing and packaging of our products.
     Gun Maintenance. We market over fifty (50) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also market several kits that have been privately labeled for certain customers. This product area accounted for 53% and 56% of gross sales during the first six months of 2008 and 2007, respectively.

     Hunting and camping. This category includes three meat processing items, Sportsman’s Lighter, game processing kit, two aluminum camping tables, and a turkey seat. This product area accounted for 20% and 28% of gross sales during the first six months of 2008 and 2007, respectively.
     Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel and keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California. This product area accounted for 14% and 16% of gross sales during the first six months of 2008 and 2007, respectively.
     Household Products. We market five household cleaner dusters and a wooden fireplace bellow in this category. During the third quarter of 2008, the Company will be adding a line of fireplace equipment. This product area, new for 2008, accounted for 13% of gross sales during the first six months of 2008.
     (b) Financial Condition and Results of Operations
Financial Condition
     A summary of the significant balance sheet items at June 30, 2008 as compared to year-end December 31, 2007 is presented below:

	June 30, 2008	Dec. 31, 2007	% Change
Accounts receivable	$574,879	$263,646	118%
Due from factor	302,698	765,510	(60%)
Inventories	4,361,584	4,925,275	(11%)
Total current assets	5,621,589	6,662,270	(16%)
Accounts payable	1,383,604	2,393,050	(42%)
Total current liabilities	1,554,794	2,640,446	(41%)
Working capital	4,066,795	4,021,824	1%
Stockholders’ equity	4,757,145	4,713,881	1%
     There has been no material change in the overall financial condition of the Company for the period ending June 30, 2008 as compared to December 31, 2007.
     The combined accounts receivable and due from factor represents the Company’s total accounts receivables less funds advanced by the Company’s factor. The overall decrease of $151,579 on these combined amounts from December 31, 2007 to June 30, 2008 is a result of sales during the second quarter of 2008 being significantly less than the fourth quarter of 2007. This differential is normal and expected, as the Company’s sales historically, are much higher during the fourth quarter as compared to all other quarters.
     Accounts payable (and accordingly total current liabilities) decreased June 30, 2008 as compared to December 31, 2007 due primarily to the reduction of the amount owed to the Company’s trading agent for inventory purchases.

Results of Operations
Six Months Ended June 30, 2008 and 2007
     For the six months ended June 30, 2008, the Company had net income of $50,064 on net sales of $5,440,027, as compared to net income of $98,418 on net sales of $5,579,528 for the six months ended June 30, 2007.
     The Company continues to experience inflationary pressure on its gross margins due to rising commodity prices, particularly steel, aluminum, plastics and oil. Gross margins decreased from 31% for the six months ended June 30, 2007 to 26% for the six months ended June 30, 2008.
     Operating expenses for the six months ended June 30, 2008 decreased $187,466, or 13% from the same period in 2007. Of this decrease, $146,500 is due to the one time charge related to the settlement of a lawsuit with the Company’s former insurance carrier during the period ended June 30, 2007. The Company also continued to reduce freight costs due to the initiatives implemented in March 2007. By obtaining spot quotes for every less than full truckload shipment from an approved carrier list, the Company has been able to obtain much more favorable freight rates. Freight costs decreased $34,805 (24%) for the six months ended June 30, 2008 as compared to 2007. In addition, the Company also had decreases in commission expenses of $34,927, and shipping labor costs of $17,542 for the six months as compared to 2007.
Three Months Ended June 30, 2008 and 2007
     For the three months ended June 30, 2008, the Company had net income of $8,090 on net sales of $2,724,258, as compared to net income of $115,620 on net sales of $2,739,903 for the same period ending June 30, 2007.
     Commodity price increases had an even greater affect on the cost of the Company’s products during the three months ended June 30, 2008, thereby affecting gross margins more significantly than for the six month period in comparison to 2007. Gross margins decreased from 32% for the three month period in 2007 to 25% in 2008. The Company has had the greatest affect on its cost for aluminum tables. During recent weeks, there has been some turnaround in most commodity prices, and a strengthening of the U.S. dollar, which may help improve margins during the later part of 2008, although there can be no assurance that this trend will continue.
     Operating expenses for the three months ended June 30, 2008 remained virtually unchanged from the same period in 2007.
(c) Liquidity and Capital Resources
     Our liquidity needs arise primarily from inventory. Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). Consequently, should our sales revenues significantly decline, it could affect our short-term liquidity. The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. This fee is included in interest expense on the Company’s condensed consolidated statements of operations. The factor may also, at its discretion, advance funds prior to the collection of our accounts, for which the Company is charged interest. The interest rate charged is the JPMorgan Chase Bank prime rate (5.00% as of June 30, 2008). Advances are payable to the factor on demand. For the six-month period ending June 30, 2008, our factor had advanced us $1,670,587.

(d) Trends
     Our business faces the issues of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak U.S. dollar. This has put pressure on our margins and overhead costs. Any strengthening of the U.S. dollar, or decrease in commodity prices, would impact favorably on our business, as this would ease the pressure on margins and increase our competitiveness. During the later part of July 2008 and into early August, there has been some strengthening of the U.S. dollar, and decrease in some commodity prices. The Company has not to date sought to recover these price increases for our products by passing them on to our customers, which has resulted in declining margins. We recognize that the customary method of recovering these increased costs would be to increase our prices to our customers. This is difficult for us to accomplish due to the nature of our customer base. Since a significant portion of our sales are to national retailers and distributors (e.g. 66% of our 2007 sales business was through Wal-Mart alone), at this time we have chosen not to do so with minor exceptions. We were able to increase our prices to some of our smaller customers (approximately 15% of our customer base) in June 2007.
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
     In March 2008, the U. S. Supreme Court decided the case of District of Columbia vs. Heller, relating to the issue of whether the gun control laws of Washington, D. C. on non-government persons violated the Second Amendment to the U. S. Constitution, the right to bear arms. The District of Columbia law banned handgun possession by making it a crime to carry an unregistered firearm and prohibiting the registration of handguns. The law separately provided that no person may carry an unlicensed handgun, but authorizes the police chief to issue 1-year licenses; and requires residents to keep lawfully owned firearms unloaded and disassembled or bound by a trigger lock or similar device. The Supreme Court held the Second Amendment to the U.S. Constitution protects an individual right to possess a firearm unconnected with service in a militia, and to use that firearm for traditionally lawful purposes, such as self-defense within the home. The District’s total ban on handgun possession in the home amounts to a prohibition on an entire class of “arms” that Americans overwhelmingly choose for the lawful purpose of self-defense. The Court also held the handgun ban and the trigger-lock requirement (as applied to self-defense) violate the Second Amendment, finding the requirement that any lawful firearm in the home be disassembled or bound by a trigger lock makes it impossible for citizens to use firearms for the core lawful purpose of self-defense and is hence unconstitutional. It is unknown what impact, if any, this ruling will have on our business.
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

(f) Critical Accounting Estimates
     The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2007 audited consolidated financial statements included in the Company’s Form 10-KSB. The quarterly financial statements for the period ended June 30, 2008, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2007, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
     As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 8A of the Company’s December 31, 2007 Form 10-KSB. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
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

Dated: August 14, 2008