Form 10-Q
period 2008-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2008-11-14
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
     (1) Yes ☑ No ☐               (2) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of November 6, 2008, 6,323,364 shares of Common Stock are issued and 6,032,899 are outstanding.
     Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
     Our financial statements are contained in pages 4 through 9 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet
September 30, 2008 and December 31, 2007

	September 30	December 31
	2008	2007
	(Unaudited)

Assets

Current assets
Cash	$45,974	$402,468
Accounts receivable, less allowance for doubtful accounts of $5,000 in 2008 and 2007	750,015	263,646
Due from factor	398,245	765,510
Inventories	5,449,191	4,925,275
Prepaid expenses and deferred charges	108,550	115,686
Income taxes receivable	56,479	153,870
Current deferred income tax benefit	35,815	35,815

Total current assets	6,844,269	6,662,270

Property and equipment
Leasehold improvements	55,323	55,323
Furniture and fixtures	296,456	278,322
Molds, dies, and artwork	536,809	513,949

	888,588	847,594
Accumulated depreciation	(609,971)	(573,458)

Net property and equipment	278,617	274,136

Other assets
Patents and trademarks, net of accumulated amortization of $115,809 and $104,208 in 2008 and 2007	125,681	133,762
Deposits	17,351	17,351
Advances to employees	30,692	28,925
Note receivable Long-term	20,000	20,000
Related party	72,518	72,518
Shareholder	174,380	178,465

Total other assets	440,622	451,021

Total assets	$7,563,508	$7,387,427

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet
September 30, 2008 and December 31, 2007

	September 30	December 31
	2008	2007
	(Unaudited)

Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$116,426	$183,186
Accounts payable	2,494,707	2,393,050
Accrued payroll tax withholdings	25,803	25,338
Accrued expenses-other	32,843	38,872

Total current liabilities	2,669,779	2,640,446

Deferred income tax liability	53,100	33,100

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at Sept. 30, 2008 and Dec. 31, 2007; 6,032,899 and 6,041,399 shares outstanding at Sept. 30, 2008 and Dec, 31, 2007, respectively	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(313,947)	(307,147)
Retained earnings	3,185,151	3,051,603

Total stockholders’ equity	4,840,629	4,713,881

Total liabilities and stockholders’ equity	$7,563,508	$7,387,427

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Net sales	$3,920,460	$3,380,969

Cost of sales	2,999,174	2,415,100

Gross profit	921,286	965,869

Operating expenses
Selling	409,518	373,260
General and administrative	279,278	295,982

Total operating expenses	688,796	669,242

Income from operations	232,490	296,627

Other income (expense)
Interest expense	(63,893)	(73,619)

Total other income (expense)	(63,893)	(73,619)

Income before income tax provision	168,597	223,008

Provision for income taxes	85,113	76,240

Net income	$83,484	$146,768

Basic and diluted earnings per share	$0.01	$0.02

Weighted average number of common shares:
Basic and diluted	6,032,899	6,108,045
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Net sales	$9,360,487	$8,960,497

Cost of sales	7,029,159	6,270,727

Gross profit	2,331,328	2,689,770

Operating expenses
Selling	1,061,411	1,107,876
General and administrative	848,629	970,076

Total operating expenses	1,910,040	2,077,952

Income from operations	421,288	611,818

Other income (expense)
Interest expense	(170,349)	(210,385)

Total other income (expense)	(170,349)	(210,385)

Income before income tax provision	250,939	401,433

Provision for income taxes	117,391	156,247

Net income	$133,548	$245,186

Basic and diluted earnings per share	$0.02	$0.04

Weighted average number of common shares:
Basic and diluted	6,033,985	6,122,613
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities
Net income	$83,484	$146,768
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	12,171	13,356
Amortization	3,867	3,871
Deferred income tax liability	20,000	—
Changes in operating assets and liabilities
Accounts receivable	(175,136)	123,729
Due from factor	(95,547)	(117,789)
Inventories	(1,087,607)	(1,044,915)
Prepaid expenses and deferred charges	47,526	(6,797)
Income taxes receivable	65,113	76,240
Advances to employees	(117)	4,668
Accounts payable	1,111,103	910,171
Accrued payroll tax withholdings	452	(6,643)
Accrued expenses other	14,955	(3,928)

Net cash provided by operating activities	264	98,731

Cash flows from investing activities
Purchases of property and equipment	(11,052)	(9,014)
Net payments (advances) on notes receivable — shareholder	(658)	356

Net cash used by investing activities	(11,710)	(8,658)

Cash flows from financing activities
Payments on notes payable	(11,525)	(34,484)
Purchase of treasury stock	—	(27,068)

Net cash used by financing activities	(11,525)	(61,552)

Net increase (decrease) in cash	(22,971)	28,521

Cash — beginning of period	68,945	78,426

Cash — end of period	$45,974	$106,947

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities
Net income	$133,548	$245,186
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	36,513	37,379
Amortization	11,601	11,807
Deferred income tax liability	20,000	—
Changes in operating assets and liabilities
Accounts receivable	(486,369)	(735,234)
Due from factor	367,265	841,703
Inventories	(523,916)	(3,074,082)
Prepaid expenses and deferred charges	7,136	(56,303)
Income taxes receivable	97,391	156,247
Deposits	—	(5,916)
Advances to employees	(1,767)	(10,610)
Accounts payable	101,657	2,562,232
Accrued payroll tax withholdings	465	(6,481)
Accrued expenses other	(6,029)	(30,662)

Net cash used by operating activities	(242,505)	(64,734)

Cash flows from investing activities
Purchases of property and equipment	(40,994)	(93,249)
Payments for patents and trademarks	(3,520)	(1,755)
Net payments (advances) on notes receivable — shareholder	4,085	(41,897)

Net cash used by investing activities	(40,429)	(136,901)

Cash flows from financing activities
Proceeds from notes payable	—	96,500
Payments on notes payable	(66,760)	(70,959)
Purchase of treasury stock	(6,800)	(55,927)

Net cash used by financing activities	(73,560)	(30,386)

Net decrease in cash	(356,494)	(232,021)

Cash — beginning of period	402,468	338,968

Cash — end of period	$45,974	$106,947

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

PART F/S
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Nature of Business
     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. Since 2003, the Company’s primary business has been gun safety and gun maintenance, with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. The Company has continued to expand its line of GunMaster® gun cleaning kits and accessories, becoming a leader in this market. In 2005, the Company began developing products in the hunting and camping market, which accounted for 28% of the Company’s sales in 2007. The Company has begun to expand its product line into household products, including household cleaning items added in 2007, and a line of fireplace equipment added in the third quarter of 2008.
     Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 66% during 2007 and the first nine months of 2008), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
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
     Unaudited interim condensed consolidated financial statements
     The accompanying condensed consolidated financial statements of the Company as of and for the nine months ended September 30, 2008 and 2007, and for the three months ended September 30, 2008 and 2007, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10-KSB. The results of operations for an interim period are not necessarily indicative of the results for a full year.

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
     Inventories
     Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $82,926 at September 30, 2008. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

	Sept. 30, 2008	Dec. 31, 2007

Inventories consist of:
Finished goods	$3,969,385	$3,993,949
Inventory in transit	1,456,839	908,359
Parts	22,967	22,967

	$5,449,191	$4,925,275

     Due from Factor
     The Company factors a majority of its receivables without recourse under a credit risk factoring agreement. The fair values of accounts receivables and the amount due to the factor under this factoring agreement approximate their carrying values due to the short-term nature of the instruments. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheet. These amounts are as follows:

	Sept. 30, 2008	Dec. 31, 2007

Accounts receivable factored	$2,465,843	$4,508,524
Amounts advanced and outstanding	2,067,598	3,743,014

Due from factor	$398,245	$765,510

     Earnings per Share: Dilutive Effect
     Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method). For the nine months and the three months ended September 30, 2008 and 2007, there was no dilutive effect related to these outstanding stock warrants as their exercise price of $2.57 was greater than the average market price of the common stock during the period.

     Fair Value of Financial Instruments
     The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments. The fair value of notes receivable, which is based on discounted cash flows using current interest rates, approximates the carrying value at September 30, 2008 and December 31, 2007.
     Accounting Changes
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. Under the new standard, fair value refers to the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard provides a fair value hierarchy wherein quoted prices in active markets are assigned the highest priority and the lowest priority assigned to unobservable data. The standard is effective for the financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. There was no impact on these consolidated financial statements as a result of the adoption of the standard.
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
     In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the implementation of SFAS No. 162 to have a material effect on its consolidated financial statements.
Treasury Stock Transactions
     During the nine months ended September 30, 2008 the Company purchased 8,500 shares of its common stock in the open market at a total cost of $6,800. These shares are accounted for as treasury stock (at cost) in the accompanying condensed consolidated financial statements.

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
   (a) Background
     We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented, designed to enhance and provide security for the consumer and for his property. Our products consist of gun cleaning kits and accessories, gun safety items such as gun locks, trigger locks and security safes, hunting and camping accessories and household items. In 2007, we expanded our product line into household products, which includes cleaning dusters and fireplace accessories.
     While the Company’s line of GunMaster® gun cleaning kits continues to account for over 52% of the Company’s revenues, opportunities for significant growth are expected to come from the household product area. The Company is currently working on expanding further its line of household cleaning items.
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
     Gun Maintenance. We market over fifty (50) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also market several kits that have been privately labeled for certain customers. This product area accounted for 52% and 55% of gross sales during the first nine months of 2008 and 2007, respectively.

     Hunting and camping. This category includes three meat processing items, Sportsman’s Lighter, game processing kit, two aluminum camping tables, and a turkey seat. This product area accounted for 23% and 31% of gross sales during the first nine months of 2008 and 2007, respectively.
     Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel and keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California. This product area accounted for 11% and 14% of gross sales during the first nine months of 2008 and 2007, respectively.
     Household Products. We market five household cleaner dusters and a line of fireplace equipment. The fireplace equipment includes two fireplace screens, two fireplace toolsets and individual accessories. This product area, new for 2008, accounted for 14% of gross sales during the first nine months of 2008.
   (b) Financial Condition and Results of Operations
Financial Condition
     A summary of the significant balance sheet items at September 30, 2008 as compared to year-end December 31, 2007 is presented below:

	Sept. 30, 2008	Dec. 31, 2007%	Change

Accounts receivable	$750,015	$263,646	184%
Due from factor	398,245	765,510	(48%)
Inventories	5,449,191	4,925,275	11%
Total current assets	6,844,269	6,662,270	3%
Accounts payable	2,494,707	2,393,050	4%
Total current liabilities	2,669,779	2,640,446	1%
Working capital	4,174,490	4,021,824	4%
Stockholders’ equity	4,840,629	4,713,881	3%
There has been no material change in the overall financial condition of the Company for the period ending September 30, 2008 as compared to December 31, 2007.
The combined accounts receivable and due from factor represents the Company’s total accounts receivable less funds advanced by the Company’s factor. The overall increase of $119,104 on these combined amounts from December 31, 2007 to September 30, 2008 is immaterial.
All other significant balance sheet items remained virtually unchanged from December 31, 2007 to September 30, 2008.

Results of Operations
Nine Months Ended September 30, 2008 and 2007
For the nine months ended September 30, 2008, the Company had net income of $133,548 on net sales of $9,360,487, as compared to net income of $245,186 on net sales of $8,960,497 for the nine months ended September 30, 2007.
The Company continues to experience inflationary pressure on its gross margins due to rising commodity prices, particularly steel, aluminum, plastics and oil. Gross margins decreased from 30% for the nine months ended September 30, 2007 to 25% for the nine months ended September 30, 2008.
Operating expenses for the nine months ended September 30, 2008 decreased $167,912, or 8% from the same period in 2007. Of this decrease, $146,500 is due to the one time charge related to the settlement of a lawsuit with the Company’s former insurance carrier during the period ended September 30, 2007. The remaining decrease of $21,412 is the net effect of a number of items. Freight costs and commission expenses decreased $29,384 and $41,953, respectfully. These decreases were offset by increased costs related to the development and marketing of the Company’s new household products, including travel overseas, and increased participation in various trade shows.
Three Months Ended September 30, 2008 and 2007
For the three months ended September 30, 2008, the Company had net income of $83,484 on net sales of $3,920,460, as compared to net income of $146,768 on net sales of $3,380,969 for the same period ending September 30, 2007.
The increase in sales is a direct result of the sales of the Company’s new product line of household cleaning products and fireplace equipment and accessories.
Gross margins decreased from 29% for the three month period in 2007 to 24% in 2008, offsetting the increased sales to the bottom line. Operating expenses for the three months ended September 30, 2008 remained virtually unchanged from the same period in 2007, increasing $19,554, or 3%.
   (c) Liquidity and Capital Resources
Our liquidity needs arise primarily from inventory. Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). Consequently, should our sales revenues significantly decline, it could affect our short-term liquidity. The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. This fee is included in interest expense on the Company’s condensed consolidated statements of operations. The factor may also, at its discretion, advance funds prior to the collection of our accounts, for which the Company is charged interest. The interest rate charged is the JPMorgan Chase Bank prime rate (5.00% as of September 30, 2008). Advances are payable to the factor on demand. For the nine-month period ending September 30, 2008, our factor had advanced us $2,067,598.

   (d) Trends
Our business faces the issues of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak U.S. dollar. This has put pressure on our margins and overhead costs. Any strengthening of the U.S. dollar, or decrease in commodity prices, would impact favorably on our business, as this would ease the pressure on margins and increase our competitiveness. During the past few months, there have been some significant decreases in global commodity prices. The Company has recently been able to negotiate lower prices for future orders on many of its products. The positive affect on the Company’s margins from these lower prices will not be realized until current inventories are liquidated and the new orders are received. There is also no guarantee that the current trend of decreasing commodity prices will continue for any significant period of time.
The recent downturn in the economy in the United States may also have a negative affect on sales of the Company’s products in the near future.
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
With the election of President-elect Barack Obama his views on gun control may have an impact on our sales of gun safety devices. While in the US Senate, Obama has supported several gun control measures, including restricting the purchase of firearms at gun shows and the reauthorization of the Federal Assault Weapons Ban. Obama voted against legislation protecting firearm manufacturers from certain liability suits, which gun-rights advocates say are designed to bankrupt the firearms industry. Obama did vote in favor of the 2006 Vitter Amendment to prohibit the confiscation of lawful firearms during an emergency or major disaster, which passed. More recently, Obama initially voiced support of Washington DC’s handgun ban. Following the Supreme Court decision that the ban was unconstitutional, he revised his position in support of the decision overturning the law, saying and affirming that the Second Amendment protects the right of individuals to bear arms.
   (f) Critical Accounting Estimates
     The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2007 audited consolidated financial statements included in the Company’s Form 10-KSB. The quarterly financial statements for the period ended September 30, 2008, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2007, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
     As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 8A of the Company’s December 31, 2007 Form 10-KSB. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Dated: November 14, 2008