Form 10-K
period 2008-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2009-03-31
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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
Common Stock, par value $0.001
CHECK WHETHER THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT. YES ☐      NO ☒
CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT. ☐
CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ☒      NO ☐
CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐
NON-ACCELERATED FILER ☐ (Do not check if a smaller reporting company)	SMALLER REPORTING COMPANY ☒
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT YES ☐      NO ☒
     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH STOCK, AS OF THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF JUNE 30, 2008 WAS APPROXIMATELY $2,986,310.
     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 19, 2009, 6,323,364 SHARES OF COMMON STOCK ARE ISSUED AND 5,793,699 ARE OUTSTANDING.
DOCUMENTS INCORPORATED BY REFERENCE
     IF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE, BRIEFLY DESCRIBE THEM AND IDENTIFY THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OF THE SECURITIES ACT OF 1933 (“SECURITIES ACT”). NOT APPLICABLE.

     UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “COMPANY,” “WE,” “US,” AND ”OUR,” REFER TO DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
FORWARD-LOOKING STATEMENTS
     This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this document, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Sources of Capital” regarding the Company’s strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Such statements also consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology, such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, risks attending litigation and government investigation, inability to raise additional capital or find strategic partners, leverage and debt service, governmental regulation, dependence on key personnel, competition, including competition from other manufacturers of products similar to those offered by the Company, costs and risks attending manufacturing, expansion of operations, market acceptance of the Company’s products, limited public market and liquidity, shares eligible for future sale, the Company’s common stock (“Common Stock”) being subject to penny stock regulation and other risks detailed in the Company’s filings with the United States Securities and Exchange Commission (“SEC” or “Commission”).

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
     Our primary business is the sale of gun maintenance and hunting and camping accessories, household products, and to a lesser degree, gun safety. Our target consumer base is sportsmen, hunters and outdoorsmen, and recreational enthusiasts.
(2) Business Plan
     We are in the business of developing, outsourcing the manufacture and marketing of, various consumer products, patented and non-patented. Our products were initially security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. Beginning in 2003, with the introduction of our line of GunMaster® gun cleaning kits, we have shifted our emphasis to gun cleaning items and related gun maintenance accessories and away from gun locks and firearm safety devices. This product line has continued to grow and now accounts for approximately 49% of the Company’s sales, whereas gun safety now accounts for only 9% of sales. The percentage decline is not due to a numerical decline in the volume of gun lock sales but rather the increased sales volume of other product areas, such as hunting and camping and household items, which accounted for 19% and 34% of sales in 2008.

     In 2005, we added a line of meat processing items, which is consistent with our business philosophy of marketing products to sportsmen, hunters, outdoorsmen, and recreational enthusiasts. We have continued to develop products in the hunting and camping area, adding a game processing kit (knife set) in 2006, and an aluminum camping table and turkey hunting seat in 2007. In 2008, hunting and camping accounted for approximately 19% of sales. In 2008, the Company added a new, large roll-top camping table to this area.
     In December 2007, the Company began shipping three new cleaning dusters as the first items in the household cleaning area. The Company added new cleaning items in 2008, and continues to work toward adding additional items in 2009.
     Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 71%), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
     The majority of our products are manufactured and imported from mainland China and shipped to a central location in Little Rock, Arkansas for distribution.
     The Company’s business plan and strategy for growth continues to focus on:
•	Increased penetration of our existing markets, particularly in the gun cleaning market and accessories and the household cleaning market

•	Development of new products for the hunting and camping market and expanding into the household market

•	Identification and development of products for new markets in which the Company can be competitive due to its manufacturing relationships

•	Identification and recruitment of effective manufacturer’s representatives to actively market these products on a national and international basis

•	Aggressive cost containment, both in operating expenses and manufacturing costs
     Management believes that continued growth would require the Company to continually innovate and improve its existing line of products to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners, as well as non-gun related products for the expansion of our sporting goods customer base.

     In addition to our traditional products, our management is actively pursuing initiatives which may add complimentary business products. These initiatives are intended to broaden the base of revenues to make us less dependent on particular products. By developing businesses which focus on products and which compliment our current line of products, management hopes to leverage these opportunities to not only develop new sources of revenue, but to strengthen the demand for our existing products.
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
     Our products can be grouped into four main categories: (a) gun cleaning and maintenance, (b) hunting and camping, (c) household, and (d) gun safety. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer our products with the assistance of our Chinese trading company and manufacturers, who are responsible for the tooling, manufacture and packaging of our products.
(1)	Gun Maintenance. We market over forty (40) different gun cleaning kits and rod sets used to clean and maintain virtually any firearm on the market. The top of the line kits are solid brass, and consist of either “universal” kits designed to fit a variety of firearms, or caliber specific kits, or replacement items such as brushes, mops, etc. These kits are also available in solid wood or aluminum cases, as well as blister packed. We also carry a full line of replacement pieces for each kit. Finally, we also market several kits that have been privately labeled for certain customers. This product area accounted for 49% and 59% of sales in 2008 and 2007, respectively.

(2)	Hunting and Camping. This category includes three meat-processing items, Sportsman’s Lighter, game processing kit, two aluminum camping tables and turkey hunting seat. This product area accounted for 19% and 28% of sales in 2008 and 2007, respectively

(3)	Household. This category includes a line of five household cleaning dusters and a line of household fireplace screens, tools and accessories. The cleaner dusters were first marketed during the fourth quarter of 2007, and the fireplace equipment is a product line introduced inr 2008. This product area accounted for 23% and 2% of sales in 2008 and 2007, respectively.

(4)	Gun Safety. We market twelve (12) different gun safety locks and five security and specialty safes. The locks’ composition range from plastic to steel, and designed to range from keyed trigger locks to cable locks. Our security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gun locks and two of the safes have been certified for sale consistent with the firearms safety standards set out by the State of California. These California firearms safety standards have been adopted by other states and by a variety of gun manufacturers. This product area accounted for 9% and 11% of sales in 2008 and 2007, respectively.
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
     Some of our competitors in the business sectors which we operate in are:
•	Gun Safety – Master Lock (which presently controls 60%-70% of the market), Smith & Wesson, Shot Lock, Sentry Safes, Pro-Loc and Gun Vault.

•	Gun Maintenance – Outers and Hoppes

•	Hunting and Camping – traditional manufacturers of hunting and camping equipment
     We are subject to competition that is expected to intensify in the future because we believe that the number of competitors is increasing. There are no significant barriers to entry into our markets. We feel our greatest difficulties in competing are due to our competitors generally being bigger, better-known, and having greater resources including capital and personnel. We realize it is important to achieve brand name recognition in establishing a market share, which, in turn generates additional market share, giving consumers preferences for brand names. We believe that while brand names operate effectively in mainstream product distribution, there is significant opportunity for lesser-known names with specific products and solutions that appeal to consumers. The keys to our maintaining a competitive position are product design, pricing, and quality of the product and the maintenance of favorable relationships with various mass merchandisers.

(6) Market and Customers.
     The ultimate users of our products include hunters, gun owners, sportsmen and outdoor enthusiasts. Because of the uncertain size of the potential market for our products and the number of competitors, we cannot state, with any degree of certainty, the size of our market share. For example, a market report published by Cygnus Business Media, an international budiness to business media company, states that nationally sales of hunting licenses, tags and stamps in 2005 was approximately $724 million. The 2005 figures issued by the U.S. Fish and Wildlife Service indicated that total sales rose 2.8 percent from the previous year, from 14.7 million to 14.5 million. More aggressive reports were published by the National Sporting Goods Association, which estimated there are 20.6 million active hunters. The Outdoor Industry Association’s projection would add about six million to that figures. And a survey commissioned by National Shooting Sports Foundation reported in 2009 that the number of hunters reached 18.5 million.
     In an American Firearms Industry report published in 2008, it was reported that the number of guns owned in the U.S. approximates 200 million (today estimated at 240,000,000), including 60-65 million handguns and approximately 60-65 million gun owners of which 30-35 million own handguns.
     A 2005 report published in the Pediatrics online journal found that about 1.7 million children lived in homes where there were unlocked and loaded guns. Most gun manufacturers already provide some kind of lock with new firearms, but the practice is voluntary. The federal legislation that would protect the firearm industry from lawsuits when guns are used to commit a crime includes an amendment that would require locks, or another safety device, to be sold with every handgun. Seven states, including California, already require that locks be sold with some firearms.
     Although we sell our products both foreign and domestically, our U.S. sales account for 98% of our overall revenues in 2008 and 2007.
     Our primary customer base can be broken down as follows:
•	National retail chains such as Wal-Mart and Kmart (representing 72% and 69% of sales in 2008 and 2007, respectively. Wal-Mart accounted for 71% and 66% of our total sales revenues);

•	Distributors such as Acusport, RSR Group, Inc., Jerry’s Sport Center, Inc., and Maurice (representing 3% and 5% of sales in 2008 and 2007, respectively);

•	Sporting goods retailers such as Cabela’s, Academy Sports, Dick’s Sporting Goods and Sportsman’s Guide (representing 16% and 15% of sales in 2008 and 2007, respectively);

•	Gun manufacturers such as Savage Arms, Browning, Marlin, Glock and SIG-Arms (representing 5% and 6% of sales in 2008 and 2007, respectively); and

•	Regional retail chains and sole proprietors (representing 4% and 5% of sales).
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
     The Company does have a limited warranty on most of its products, typically for one year from date of purchase. The Company does accept return of defective products, and will either replace at no charge or issue credit to the customer for the defective product. The cost to the Company for defective products in 2007 and 2008 was approximately 1.7% of sales.
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
     To date, we have not registered or trademarked any of our product names except for the (“GunMaster®”). (See “Risk Factor”) We rely primarily on our patents and licensing arrangements with third parties to avoid infringing on the products of others. We also use the services of patent attorneys to insure that our unlicensed and unpatented products do not infringe. We don’t patent or trademark all of our products because of the cost and we have been advised by patent counsel that certain products are not patentable.
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
     In addition to federal gun laws, most states and some local jurisdictions have imposed their own firearms’ restrictions. Some states have passed Child Access Prevention (or CAP) Laws which hold gun owners responsible if they leave guns easily accessible to children and a child improperly gains access to the weapon. Additionally, the State of California has enacted legislation that establishes basic performance standards for “firearm safety devices”, “lock-boxes” and” safes California law also requires every gun to be sold with a state-approved child-safety lock to make it easier for gun owners to lock up their weapons. The locks must be of sufficient quality to meet state approval. The state contracts with independent laboratories to test gun locks to make sure the locks will work and cannot be easily removed by unauthorized people.
     The fact that gun safety laws are passed by federal, state, or local governments does not ensure that the demand for our products will increase.
     With the election of President Barack Obama his views on gun control may have an impact on our sales of gun safety devices. While in the US Senate, Obama has supported several gun control measures, including restricting the purchase of firearms at gun shows and the reauthorization of the Federal Assault Weapons Ban. Obama voted against legislation protecting firearm manufacturers from certain liability suits, which gun-rights advocates say are designed to bankrupt the firearms industry. Obama did vote in favor of the 2006 Vitter Amendment to prohibit the confiscation of lawful firearms during an emergency or major disaster, which passed. More recently, Obama initially voiced support of Washington DC’s handgun ban. Following the Supreme Court decision that the ban was unconstitutional, he revised his position in support of the decision overturning the law, saying and affirming that the Second Amendment protects the right of individuals to bear arms.

(9) Research and Development.
     We develop our products internally, utilizing the expertise of our manufacturers, input from an engineering consulting firm and input from our customers. Since we do not design nor create customized specifications, we do not directly generate Research and Development costs. The nature of our relationship with our Chinese trading company does not require that they or our manufacturers, disclose what, if any, R & D costs are sustained in connection with the manufacture of our products. Any R & D cost incurred by our manufacturers is passed on to us in the pricing of the tooling, molds and products and are thus subsumed in the pricing to our Company. Consequently, to the extent, if any, that our manufacturers pass R & D costs to us, they are, in turn, recaptured by us through the pricing to our customers.
(10) Environmental Laws.
     We incur no costs and suffer no adverse effects by complying with environmental laws (federal, state and local).
(11) Employees.
     We currently employ twelve (12) employees, all of whom are full-time: President & Chief Executive Officer, Chief Financial Officer, Vice President of Manufacturing, Sales Analyst, Salesman, Information Systems Tech, accounting clerk, shipping manager and four full-time warehouse workers. There are no collective bargaining agreements.
(12) Reports to Security Holders.
     We file reports with the SEC as a smaller reporting company. Copies of this report, including exhibits to the Report and other materials filed with the SEC that are not included herein, may be inspected and copied, without charge, at the Public Reference Room, 100 F Street, N.E., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site on the World Wide Web at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

ITEM 1A. RISK FACTORS
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
     The current economic and financial downturn may cause a decline in consumer spending and may adversely affect the Company’s business, operations, liquidity, financial results and stock price. Our operating results are affected by the relative condition of the U.S. economy. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. Additionally, we may experience difficulties in operating and growing our operations to react to economic pressures in the U.S.
     As a business that ultimately depends on consumer discretionary spending, the Company may face a difficult 2009 because our customers may reduce their purchases due to job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices and lower consumer confidence. Decreases in comparable store sales, customer traffic or average value per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products, particularly higher-end products, could affect profitability and margins. The potential effects of the economic and financial crisis are difficult to forecast and mitigate. As a consequence, our sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast results to be expected in future periods. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
     Additionally, many of the effects and consequences of the U.S. and global financial and economic crises are currently unknown or unpredictable and could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed, and the ability of banks and factors to honor requests for credit, or could otherwise negatively affect the Company’s business and financial results. Although we generally generate funds from our operations and our existing factoring facility to pay our operating expenses and fund our capital expenditures, our ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets, and continuing market volatility, the impact of government intervention in financial markets and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.

     The global crisis may also adversely affect our manufacturers and suppliers’ access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect our supply chain. It may cause manufacturers and suppliers to reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. The current crisis and market instability make it difficult for us and our manufacturers and suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little inventory in various product categories.
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
     Our success depends on maintaining relationships with key customers. We have several customers upon which we depend on for the sale of a large percentage of our products. For example, more than 71% of our business is through Wal-Mart. Customer orders are dependent upon their markets and may vary significantly in the future based upon the demand for our products. The loss of one or more of such customers, or a declining market in which such customers reduce orders or request reduced prices, could have a material adverse effect on our business.

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
     We depend on foreign contract manufacturers for substantially all of our manufacturing requirements. During 2008 the Company purchased 99% of its products from one major supplier, who in turn distributes the manufacturing to multiple companies in mainland China. We also rely on contract manufacturers to procure components, assemble, and package our products. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would have an adverse effect on our business. Because our major supplier and contract manufacturers are located in mainland China, we are exposed to risks of political uncertainty, including United States foreign trade treaties and foreign laws.
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

     While we manufacture a variety of products, we rely primarily on the sale of gun cleaning kits and hunting and camping accessories as our major source of revenue. Although we sell a number of different products, we rely primarily on two product lines — gun cleaning kits and hunting and camping accessories-which account for approximately 68% of our total revenues. Should our sales of either of these product lines significantly decline due to the loss of customers, or a declining market in which such customers reduce orders or request reduced prices, it could have a material adverse effect on our business.
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
     The Company has engaged in several related-party transactions, which were not effected in arms-length transactions. On occasion, we have engaged with related parties, including our chief executive officer and certain shareholders in related party transactions. These transactions include loans made by and to the Company, and were not arms-length. See, “Certain Relationships and Related Transaction” at Item 13 below. There has been no independent evaluation of the transactions, and therefore there can be no assurance that these transactions are fair to the Company.
     We face risks associated with international trade and currency exchange. Annually, we purchase approximately $10-11 million of inventory from the Chinese manufacturers and suppliers. This exposes us to risk from foreign exchange rate fluctuations. Political and economic conditions abroad may result in increasing the cost of our foreign manufactured products, particularly those manufactured in mainland China. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to import our products from foreign manufacturers and suppliers. While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, our revenues result from goods that were manufactured or purchased, in whole or in part, from Chinese manufacturers and suppliers in Renminbi currency, thereby exposing us to some foreign exchange fluctuations.

     We face risks associated with international activities. These activities expose us to various economic, political, and other risks, including the following:
➢	Compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

➢	Foreign exchange rate fluctuations;

➢	Limitations on exports;

➢	The possibility of appropriation of our assets without just compensation;

➢	Overlap of tax issues;

➢	Tariffs and duties;

➢	The burdens and costs of compliance with a variety of foreign laws; and

➢	Political or economic instability in countries in which we conduct business, including possible terrorist acts.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
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

     The Company’s distribution center is located at 3700 Old Shackleford Road, Little Rock, Arkansas 72204. This facility consists of 102,000 square feet of warehouse space and approximately 800 square feet of office space. This warehouse space is leased at a monthly rent of $9,791.75, and expires December 31, 2010. There is one four-year renewal option. The lease provides for an increase in the monthly rent of $425 beginning in the second year.
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
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There are no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     (1) Over the Counter Market. On June 19, 2000, our common stock began trading on the NASDAQ Over-the-Counter Bulletin Board market under the trading symbol DAAT. The high and low bid information for each quarter is presented below. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2007	$2.48	$1.26
June 30, 2007	$1.47	$1.10
September 30, 2007	$1.35	$1.06
December 31, 2007	$1.33	$0.82
March 31, 2008	$1.05	$0.68
June 30, 2008	$0.92	$0.75
September 30, 2008	$0.89	$0.69
December 31, 2008	$0.75	$0.27
     (2) Shareholders. As of March 19, 2009, there were approximately 65 holders of record, excluding those held in street name, of our 5,793,699 shares of common stock outstanding. This does not include owners of the Company’s securities held in street name.
     (3) Dividends. We have not paid a cash dividend on the common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. Although there is no restriction to pay dividends as of the date of this registration statement, we have no present intention to declare dividends.
     (4) Repurchases of Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of Publicly	May Yet be
2008	Total Number	Average	Announced	Purchased
Calendar	of Shares	Price Paid	Plans or	Under the Plans
Month	Purchased	per Share	Programs	or Programs
January	8,500	$0.80	8,500	97,300
October	36,000	$0.50	36,000	61,300
November	5,000	$0.44	5,000	56,300
December	108,900	$0.35	56,300	0
Total	158,400	$0.41	105,800
     In May 2007, the Company announced a plan to repurchase up to 200,000 shares of its common stock. In 2007, the Company repurchased 94,200 shares in connection with the Plan. The Company has repurchased an additional 56,300 shares in the open-market transactions since the completion of the repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA
     Information not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with, our Consolidated Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10-K for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.
(1) Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The Company reported net income of $356,694 on net sales of $17,042,361 for 2008 as compared to net income of $340,894 on net sales of $14,777,645 for 2007. Net income increased $15,800, or 0.5%, while net sales increased $2,264,716, or 15%. Earnings per share remained unchanged at $0.06.
     The increase in net sales was due, primarily, to the addition of new products in the household area. The Company first introduced items in this area in December 2007, so it was virtually an entirely new product area for 2008. Net sales of household products in 2008 totaled $3,935,710, an increase of $3,621,538 over 2007.
     The Company continued to experience inflationary pressure on its gross margins due to rising commodity prices during the fourth quarter, as it had during the first three quarters of 2008. Gross margins decreased from 27% in 2007 to 23% in 2008. This decrease of 4% had a significant affect on the Company’s gross profit. With the decreases in global commodity prices that began in the latter part of 2008, the Company has seen decreases in the prices it has paid for many of its products it has ordered in 2008. If this trend continues, it will have a positive affect on gross margins on existing products during 2009
     Operating expenses remained virtually unchanged in 2008 as compared to 2007, despite the 15% increase in net sales. Selling and shipping expenses only increased $10,023, or less than 1%. General and administrative expenses decreased by $141,284 over 2007. Most of this decrease was due to a one-time expense to settle a lawsuit with the Company’s former insurance carrier in the amount of $146,500 in 2007. Without this one-time expense in 2007, general and administrative expenses would have increased $5,216, or less than 1%.

Financial Condition
     A summary of the significant balance sheet items is summarized below:

	2008	2007
Accounts receivable	$495,718	$263,646
Due from factor	$1,542,918	$765,510
Inventories	$2,742,563	$4,925,275
Accounts payable-trade	$795,136	$2,393,050
Total current assets	$5,483,389	$6,662,270
Total current liabilities	$1,107,814	$2,640,446
Net working capital	$4,375,575	$4,021,824
Stockholders equity	$5,005,598	$4,713,881
     Accounts receivable and due from factor
     The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. This fee is included in interest expense on the Company’s consolidated statements of income. In addition, in order to generate immediate cash flow, the Company may borrow against the assigned receivables prior to their collection and is charged interest on any such advances.
     Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due from factor represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At December 31, 2008 and 2007, these amounts are calculated as follows:

	2008	2007
Total accounts receivable	$5,220,636	$4,772,170
Less: assigned receivables	(4,724,918)	(4,508,524)

Net accounts receivables	$495,718	$263,646

Assigned receivables	$4,724,918	$4,508,524
Less: Funds advanced	(3,182,000)	(3,743,014)

Due from factor	$1,542,918	$765,510

     Inventories
     Inventories decreased $2,182,712, or 44% from 2007 to 2008. This decrease was the result of a concentrated effort by management to reduce inventory to a reasonable level, preserve liquidity, the result of which is to improve the Company’s overall financial condition.
     Liabilities
     Accounts payable decreased $1,597,914, or 67% from 2007. This decrease is a direct result of the decrease in inventory.
Liquidity and Capital Resources
     Our primarily source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Repayment of advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending December 31, 2008, our factor had advanced to us $3,182,000.
     The Company has not experienced any issues with its factor in regards to the availability of credit, despite the apparent problems in the credit markets. The Company has been assured by its factor that the continued availability of advanced funds will not be an issue.
     The Company has two balloon demand notes with a local bank guaranteed by our CEO, David Collins. The loans bear interest at 7.25% and mature in 2010. The total principal balance of these loans on December 31, 2008 totaled $104,609. We believe our revenues will be sufficient to pay these obligations. If not, we will seek to refinance them or request our shareholder to pay his guarantees.
Off-Balance Sheet Arrangements
     The Company is a party to a lease arrangement for its executive offices. Information pertaining to this arrangement is present in Item 2 — Description of Property and Item 13 — Certain Relationships and Related Transactions. The Company does not believe that this arrangement has, or is reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
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

Trends
     Despite recent declines , our business faces the issues of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak dollar. This has put pressure on our margins and overhead costs, and, although we have not yet done so, wherever possible, these increases will be passed on through sales price increases. Any strengthening of the US dollar would impact favorably on the business, as this would ease the pressure on margins and increase our competitiveness. Current trends have seen a decrease in raw material and fuel prices, which, if continues, will have a positive affect on our gross margins.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Information not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements are contained in pages F-1 through F-21 following.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

ITEM 9A.	CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.
     Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008 (“Evaluation Date”) based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:
•	INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

•	LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY’S BOARD OF DIRECTORS: We do not have a functioning audit committee or outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
     Management is committed to improving its internal controls and will (1) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (2) may consider appointing outside directors and audit committee members in the future.
     Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other financial statement disclosure.
     This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.
     Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

ITEM 9A(T).	CONTROLS AND PROCEDURES.
     Information not required.

ITEM 9B.	OTHER INFORMATION
     There was no information reportable on Form 8K for the 2008 fourth quarter, which has not otherwise been reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
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

Name	Age	Position	Term

David A. Collins	63	President; CEO; Director	2008-2009

Robert C. Goodwin	52	CFO; Director	2008-2009
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
(2) Compliance with Section 16(a) of the Securities Act of 1934
     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2008; all Reporting Persons complied with all applicable filing requirements.

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
     The Board of Directors also acts as the audit committee. None of our directors are independent.

ITEM 11.	EXECUTIVE COMPENSATION
     The following table sets forth summary information concerning the compensation received for services rendered to us during the past two (2) fiscal years.
SUMMARY COMPENSATION TABLE

				All Other
Name and		Salary	Commission	Compensation	Total
Principal Position	Year	$	$	$	$
David A. Collins, PEO	2008	120,000	423,747	66,000	609,747
	2007	70,000	453,245	66,000	589,245

Robert C. Goodwin, PFO	2008	77,400			77,400
	2007	77,400			77,400
     Board of Directors. Our directors do not receive compensation in any form for their services as Directors.
     Employment Contracts and Other Compensation.
     David A. Collins serves in the capacity of Chairman and CEO under a five (5) year Employment Agreement commencing December 1, 2005, and unless terminated according to its terms, is renewable for three additional five-year terms. This Agreement may not be terminated by the Company except for cause, defined as a felony conviction, or violation of the non-compete or confidentiality provisions. If cause is found, Mr. Collins will cease to receive compensation. Furthermore, Mr. Collins may terminate his agreement at any time upon 30 days advance written notice to the Company; should he elect to do so, the Company will discontinue payment of benefits, except that any stock options already granted will remain in force. Should Mr. Collins be terminated from his position with the Company, he agrees not to compete with the Company for a period of twelve (12) months following the date of termination. Mr. Collins is compensated both with salary and commissions on all sales generated by the accounts/customers of Mr. Collins of between 3%-5%. In addition, for the years 2007 and 2008, David A. Collins leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm-length negotiations; however, the Company has determined the arrangement to be competitive with comparable office space and secretarial support.
     All other officers and employees serve at the discretion of the Board of Directors, and do not have employment contracts.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 19, 2009 by (a) each person known by us to be the beneficial owner of five (5) percent or more of the outstanding common stock and (b) all executive officers and directors both individually and as a group. Included are any securities that any person or group identified has the right to acquire within sixty (60) days pursuant to options, warrants, and conversion privileges or other rights. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 5,793,699 shares of common stock outstanding.
     (1) Security Ownership of Certain Beneficial Owners.

	Name and Address of	Number of Shares		Percent
Title of Class	Beneficial Owner	Beneficially Owned		of Class
Common Stock	Praetorian Capital Management LLC/ Praetorian Offshore Ltd. Miami Beach, FL	752,555		12.9%

Common Stock	David A. Collins	500,500	[1]	8.6%
	Miami Beach, FL

Common Stock	Kennerman Associates	785,020		13.5%
	Saratoga Springs, NY

[1] Includes 32,000 shares owned by the Collins Family Trust. David Collins acknowledges beneficial ownership and control of the shares held in this Trust. The beneficiaries of the Collins Family Trust are Payton P. Collins and David A. Collins, Jr.

     (2) Security Ownership of Management

	Name and Address of	Number of Shares	Percent
Title of Class	Beneficial Owner	Beneficially Owned	of Class
Common Stock	Robert C. Goodwin	19,073	0.33%
	N. Little Rock, AR

Common Stock	David A. Collins	500,500	8.6%
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

Equity Compensation Plan Information
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a)
Plan category	(a)	(b)	(c)
Equity compensation plans	None – none	zero – none
approved by security holders	outstanding	outstanding	1,000,000
Equity compensation plans not	None – none	zero – none
approved by security holders	outstanding	outstanding	None
Total	None	None	1,000,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
     At December 31, 2008 and 2007, the Company has a non-interest bearing note receivable of $178,465 and $130,531, respectively, from David A. Collins, Chairman and CEO. This note is due December 31, 2009. This note was not negotiated in an arms-length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.
     At December 31, 2008 and 2007, the Company has a non-interest bearing note receivable of $72,518 and $72,518, respectively, from DAC Investment and Consulting, Inc., a company wholly-owned by David A. Collins, our Chairman and CEO. This note is due December 31, 2009. This note was not negotiated in an arms-length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.
     David A. Collins, Chairman and CEO, has personally guaranteed two loans obtained by the Company from a local Arkansas bank. The total of these loans at December 31, 2008 and 2007 was $104,609 and $150,376, respectively. The notes are due on various dates in 2010. The Company intends to refinance the loans when they mature; in the event they cannot be refinanced the Company believes it will have adequate resources to pay off the loans. Mr. Collins has also personally guaranteed repayment of funds borrowed by the Company under its factoring agreement. The amounts borrowed under this factoring agreement at December 31, 2008 and 2007 were $3,182,000 and $3,743,014, respectively. Although the Company has not undertaken any independent evaluation to determine the fairness of the transaction, management believes that the terms of this transaction, which was negotiated at arms-length, are at least as favorable as the terms the Company could have obtained from an unaffiliated third party.
     For the years 2008 and 2007, our Chief Executive Officer, David Collins, leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins, the Company’s President of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm-length negotiation; however the Company has determined the arrangement to be is competitive with comparable office space and secretarial support.

ITEM 14.	PRINCIPAL ACCOUNTANTING FEES AND SERVICES
(1) Audit Fees
     The Company incurred the following fees to Frost, PLLC, the Company’s independent auditors, for services rendered during the fiscal years ending December 31, 2008 and December 31, 2007:

		(1)	(2)	(3)	(4)
		Audit	Audit	Tax
	Total	Fees	Related	Compliance	Other
2008	$88,330	$85,526	$-0-	$2,804	$-0 -
2007	$108,810	$105,550	$-0-	$3,260	$-0 -

(1)	Audit Fees. The aggregate fees billed for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by Frost in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007.

(2)	Audit-Related Fees. Audit related fees are for professional services for assurance and related services by Frost that are reasonably related to the performance of the audit or review of our financial statements and that are not reported above under “Audit Fees” for years ended December 31, 2008 and 2007. There were no such services provided during 2008 or 2007.

(3)	Tax Fees. The aggregate fees billed by Frost for professional services related to tax compliance including preparation of federal and state tax returns. These services were approved in advance by the Board of Directors.

(4)	All Other Fees. There were no other fees billed by Frost for the fiscal years ended December 31, 2008 and 2007.
     Audit committee. The Company does not have a standing Audit Committee of its Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
December 31, 2008 and 2007
Consolidated Financial Statements
With
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Little Rock, Arkansas
     We have audited the accompanying consolidated balance sheets of DAC Technologies Group International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAC Technologies Group International, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Frost, PLLC
Independent Registered Public Accounting Firm
Little Rock, Arkansas
March 30, 2009

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets

Current assets
Cash	$599,103	$402,468
Accounts receivable, less allowance for doubtful accounts of $20,000 and $5,000 in 2008 and 2007, respectively	495,718	263,646
Due from factor	1,542,918	765,510
Inventories	2,742,563	4,925,275
Prepaid expenses and deferred charges	72,068	115,686
Income taxes receivable	—	153,870
Deferred income tax asset	31,019	35,815

Total current assets	5,483,389	6,662,270

Property and equipment
Leasehold improvements	55,323	55,323
Furniture and fixtures	297,356	278,322
Molds, dies and artwork	536,809	513,949

	889,488	847,594
Accumulated depreciation	(623,477)	(573,458)

Net property and equipment	266,011	274,136

Other assets
Patents and trademarks, net of accumulated amortization of $119,772 and $104,208 in 2008 and 2007, respectively	121,718	133,762
Deposit	17,351	17,351
Advances to employees	28,617	28,925
Notes receivable
Long-term	20,000	20,000
Related party	72,518	72,518
Stockholder	170,382	178,465

Total other assets	430,586	451,021

Total assets	$6,179,986	$7,387,427

	2008	2007
Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$104,609	$183,186
Accounts payable	795,136	2,393,050
Accrued payroll tax withholdings	25,519	25,338
Accrued expenses — other	92,850	38,872
Income taxes payable	89,700	—

Total current liabilities	1,107,814	2,640,446

Deferred income tax liability	66,574	33,100

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at December 31, 2008 and 2007; 5,882,999 and 6,041,399 shares outstanding at December 31, 2008 and 2007, respectively	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(372,124)	(307,147)
Retained earnings	3,408,297	3,051,603

Total stockholders’ equity	5,005,598	4,713,881

Total liabilities and stockholders’ equity	$6,179,986	$7,387,427

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Statements of Income
For the Years Ended December 31, 2008 and 2007

	2008	2007

Sales, net of returns and allowances	$17,042,361	$14,777,645

Cost of sales	13,205,295	10,838,971

Gross profit	3,837,066	3,938,674

Operating expenses
Selling	1,752,243	1,742,220
General and administrative	1,170,951	1,312,235

Total operating expenses	2,923,194	3,054,455

Income from operations	913,872	884,219

Other income (expense)
Interest expense	(275,507)	(326,473)
Other income	169	95

Total other expense, net	(275,338)	(326,378)

Income before income tax provision	638,534	557,841

Provision for income taxes	281,840	216,947

Net income	$356,694	$340,894

Basic and diluted earnings per share	$0.06	$0.06

Weighted-average number of common shares
Basic	6,020,485	6,109,026
Diluted	6,020,485	6,109,026
The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total

Balance — January 1, 2007	6,323,364	$6,323	$1,963,102	187,765	$(201,333)	$2,710,709	$4,478,801
Purchase of treasury stock	—	—	—	94,200	(105,814)	—	(105,814)
Net income	—	—	—	—	—	340,894	340,894

Balance — December 31, 2007	6,323,364	6,323	1,963,102	281,965	(307,147)	3,051,603	4,713,881
Purchase of treasury stock	—	—	—	158,400	(64,977)	—	(64,977)
Net income	—	—	—	—	—	356,694	356,694

Balance — December 31, 2008	6,323,364	$6,323	$1,963,102	440,365	$(372,124)	$3,408,297	$5,005,598

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income	$356,694	$340,894
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	50,019	50,992
Amortization	15,564	15,743
Deferred income taxes	38,270	—
Changes in operating assets and liabilities
Accounts receivable	(232,072)	268,382
Due from factor	(777,408)	516,698
Inventories	2,182,712	(1,794,450)
Prepaid expenses and deferred charges	43,618	(6,721)
Income taxes receivable	153,870	216,947
Deposits	—	(5,916)
Repayments (advances) to employees	308	(4,818)
Accounts payable	(1,597,914)	752,605
Accrued payroll tax withholdings	181	394
Accrued expenses other	53,978	(8,680)
Income taxes payable	89,700	—

Net cash provided by operating activities	377,520	342,070

Cash flows from investing activities
Purchases of property and equipment	(41,894)	(113,520)
Payments for patents and trademarks	(3,520)	(1,755)
Net repayments (advances) on note receivable — stockholder	8,083	(47,934)

Net cash used by investing activities	(37,331)	(163,209)

Cash flows from financing activities
Advances on notes payable	—	96,500
Payments on notes payable	(78,577)	(106,047)
Purchase of treasury stock	(64,977)	(105,814)

Net cash used by financing activities	(143,554)	(115,361)

Net increase in cash	196,635	63,500

Cash — beginning of year	402,468	338,968

Cash — end of year	$599,103	$402,468

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$275,808	$326,662
Taxes	—	—
The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
1. Organization and Nature of Business
          DAC Technologies Group International, Inc. (“DAC”) develops, manufactures and markets various patented and unpatented consumer products that are designed to provide security for the consumers and their property. In addition, DAC has developed a wide range of security and other consumer products for the home, automobile and individual. The majority of DAC products are manufactured and imported from mainland China and are shipped to DAC’s central warehouse facility in Little Rock, Arkansas. These products, along with other items manufactured in the United States, are sold primarily to major retail chains throughout the United States.
2. Summary of Significant Accounting Policies
a.	Principles of consolidation — The accompanying consolidated financial statements include the accounts of DAC Technologies Group International, Inc. and its wholly owned subsidiary, Summit Training International (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in the consolidation.

b.	Revenue recognition — The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, which is an invoice, risk of loss has been transferred which is generally F.O.B shipping point, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

c.	Cash equivalents — The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents at December 31, 2008 or 2007.

d.	Accounts and notes receivable — The majority of the Company’s receivables are factored pursuant to a factoring agreement as described in Note 6. At December 31, 2008 and 2007, approximately 91% and 94%, respectively, of the Company’s accounts receivable, gross of the balance due to factor, was covered by this agreement. For receivables which are not covered under this agreement, the Company evaluates customer accounts on a periodic basis and records an allowance for amounts estimated to be uncollectible. Past due status is determined based upon contractual terms. Amounts that are determined to be uncollectible are written off against this allowance when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible accounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.
          Interest income associated with notes receivable is recognized in the period in which it is earned based upon the terms of the note. At such time that management would deem a note to be uncollectible, interest income would cease to be recognized. Based on management’s analysis, there were no conditions related to collectibility that existed to indicate the need to discontinue accrual of interest income during the years ended December 31, 2008 or 2007.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
2. Summary of Significant Accounting Policies (cont.)
e.	Inventories — Inventories are stated at the lower of weighted-average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $61,011 and $82,926 at December 31, 2008 and 2007, respectively. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

f.	Property and equipment — Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following useful lives:

Leasehold improvements	8	years
Furniture and fixtures	10	years
Molds, dies and artwork	10	years
          Depreciation expense of $50,019 and $50,992 was recognized during the years ended December 31, 2008 and 2007, respectively. Maintenance and repairs are charged to expense as incurred. Major additions and improvements of existing facilities are capitalized. For retirements or sales of property, the Company removes the original cost and the related accumulated depreciation from the accounts and the resulting gain or loss is reflected in other income (expense), net, in the accompanying consolidated statements of income.
g.	Patents and trademarks — Costs incurred in connection with the acquisition of patents and trademarks are capitalized and amortized over their estimated useful lives, which range from five to seventeen years.

h.	Income taxes — The Company utilizes the liability method of accounting for deferred income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities as of the year end date at the presently enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to be realized.

i.	Shipping and handling — All shipping and handling costs are included in selling expense in the accompanying consolidated statements of income. These costs totaled $353,019 and $383,477 for the years ended December 31, 2008 and 2007, respectively.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
2. Summary of Significant Accounting Policies (cont.)
j.	Earnings per share — Basic earnings per share has been calculated using the weighted-average number of common shares outstanding for each year. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic earnings per share and diluted earnings per share are as follows:

	2008	2007

Net income	$356,694	$340,894

Basic weighted-average shares	6,020,485	6,109,026

Dilutive potential common shares	6,020,485	6,109,026

Net earnings per share
Basic	$0.06	$0.06

Diluted	$0.06	$0.06

k.	Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l.	Fair value of financial instruments — The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments. The fair value of notes receivable, which is based on discounted cash flows using current interest rates, approximates the carrying value at December 31, 2008 and 2007.

m.	Impairment of long-lived assets — Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based upon management’s assessment of the impairment indicators, no impairment testing was necessary during the years ended December 31, 2008 or 2007.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
2. Summary of Significant Accounting Policies (cont.)
n.	Impairment of patents and trademarks — SFAS No. 144 requires that separate intangible assets that have finite lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based on management’s assessment of the impairment indicators, no impairment testing was necessary during the years ended December 31, 2008 or 2007.

o.	New accounting pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. Under the new standard, fair value refers to the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard provides a fair value hierarchy wherein quoted prices in active markets are assigned the highest priority is assigned and the lowest priority to unobservable data. The standard is effective for the financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. There was no impact on the consolidated financial statements as a result of the adoption of the standard.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which includes an amendment to the guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to allow entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement applies to all entities, including nonprofit entities; however, most of the provisions apply only to those entities electing the fair value option. The standard is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS No. 159 became effective January 1, 2008 and the Company has elected not to measure any financial instruments or certain other items at fair value.
          In January 2008, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended).” The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. The Company’s management does not anticipate this pronouncement will have a significant impact on the consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
2. Summary of Significant Accounting Policies (cont.)
          In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This pronouncement is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company’s management does not anticipate this pronouncement will have a significant impact on the consolidated financial statements.
3. Variable Interest Entities
          FASB Interpretation No. 46 (“FIN 46 R”) (Revised December 2003), “Consolidation of Variable Interest Entities,” requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company holds a note receivable, which is a variable interest, from DAC Investment and Consulting, Inc. (“DAC Investment”) of $72,518. Since 2001, DAC Investment has provided consulting and sales services to the Company. For purposes of FIN 46R, management determined that DAC Investment is a variable interest entity; however, the Company is not the primary beneficiary. The balance of the note receivable represents the Company’s maximum exposure to loss as a result of its involvement with DAC Investment.
4. Inventories
          Inventories consist of the following:

	2008	2007

Finished goods	$2,314,319	$3,993,949
Inventory in transit	415,102	908,359
Parts	13,142	22,967

	$2,742,563	$4,925,275

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
5. Intangible Assets
          Intangible assets consist of the following:

	2008	2007
Finite-lived
Patents and trademarks, net of accumulated amortization of $119,772 and $104,208 in 2008 and 2007, respectively	$121,718	$133,762

          Aggregate amortization expense related to finite-lived intangible assets was $15,564 and $15,743 for the years ended December 31, 2008 and 2007, respectively. Future finite-lived intangible asset amortization expenses are as follows:

2009	$13,946
2010	12,960
2011	12,960
2012	12,960
2013	12,960
Thereafter	55,932

$121,718

          During 2008 and 2007, the Company acquired patents which pertain to technology incorporated into certain of the Company’s products. The Company paid $3,520 and $1,755, respectively, for these patents. The fair value of these patents is being amortized over the weighted-average expected lives of 17 years.
6. Due From Factor
          The Company factors a majority of its receivables without recourse under a credit risk factoring agreement, which is renewable annually. This agreement provides for factoring fees of .65% on the gross face amount of invoice, depending on the creditworthiness and location of an account (domestic or foreign). An additional fee of .25% is charged for each 30-day period, or part thereof, when the terms of sale exceed 90 days. Fees are calculated on the gross face value of each invoice. Additionally, this agreement provides for advances of funds on the factored receivable. Interest is charged at a greater of 4% or prime, which was 3.25% at December 31, 2008, on the outstanding funds in use. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
6. Due From Factor (cont.)
          These amounts are as follows:

	2008	2007

Accounts receivable factored	$4,724,918	$4,508,524
Amounts advanced and outstanding	3,182,000	3,743,014

Due from factor	$1,542,918	$765,510

7. Notes Payable
          Notes payable consist of the following:

	2008	2007
Note payable to a bank; interest at 7.25%; payable on demand or if no demand, November 1, 2010; collateralized by the Company’s inventories, property and equipment, and personal guarantees of the Company’s major stockholders.	$57,411	$82,524

Note payable to a bank; interest at 7.25%; payable on demand or if no demand, November 12, 2010; collateralized by the Company’s inventories, property and equipment, and personal guarantees of the Company’s major stockholders.	47,198	67,852

Note payable to an insurance company; interest at 6.00%; payable in monthly installments of $8,305, including interest, with remaining principal and interest due May 15, 2008; unsecured.	—	32,810

	$104,609	$183,186

          The weighted-average interest rates on short-term borrowings were 7.15% and 7.28% for the years ended December 31, 2008 and 2007, respectively. The Company recognized interest expense of approximately $12,000 and $18,500 for the years ended December 31, 2008 and 2007, respectively, on notes payable.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
8. Equity
          During the years ended December 31, 2008 and 2007, the Company purchased 158,400 and 94,200 shares of common stock for $64,977 and $105,814, respectively. These shares are accounted for as treasury stock in the accompanying consolidated financial statements.
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
10. Stock Option Plan
          During 2000, the Company adopted the 2000 Equity Incentive Plan (the “Plan”), a nonqualified stock option plan. Under the terms of the Plan, officers, directors, employees and other individuals may be granted options to purchase the Company’s common stock at exercise prices determined by the Company’s Board of Directors. The terms and conditions of any options granted under the Plan, to include vesting period and restrictions or limitations on the options, will be determined by the Board of Directors. The maximum number of shares that can be granted under this Plan is one million shares of stock. At December 31, 2008, the Company had granted no options pursuant to this Plan.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
11. Warrants
          A summary of warrant activity is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding — January 1, 2007	393,901	$2.57	—	$—
Granted	—	—	—	—

Outstanding — December 31, 2007	393,901	2.57	—	—
Granted	—	—	—	—

Outstanding — December 31, 2008	393,901	$2.57	—	$—

          At December 31, 2008, all warrants outstanding have an exercise price of $2.57 and expire on June 28, 2009.
12. Income Taxes
          The provision for income taxes consists of the following:

	2008	2007

Current provision	$243,570	$216,947
Deferred provision	38,270	—

	$281,840	$216,947

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
12. Income Taxes (cont.)
          Reconciliations of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

	2008	2007
Income taxes computed at federal statutory tax rate	$217,103	$189,666
State tax provision, net of federal benefits	27,393	23,931
Nondeductible expenses and other	37,344	3,350

Provision for income taxes	$281,840	$216,947

          Temporary differences that give rise to significant deferred tax assets are as follows:

	2008	2007

Allowance for doubtful accounts	$7,658	$1,915
Allowance for excess inventory	38,125	38,125
Accumulated tax depreciation in excess of book depreciation	(78,874)	(35,467)
Accumulated tax amortization in excess of book amortization	(2,464)	(1,858)

Net deferred tax asset (liability)	$(35,555)	$2,715

          The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no significant unrecognized tax benefits at the date of adoption or at December 31, 2008. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2003 remain open to examination by the federal and state taxing jurisdictions to which it is subject.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
13. Related Party Transactions
          During the years ended December 31, 2008 and 2007, the Company made periodic advances to certain employees of the Company. At December 31, 2008 and 2007, the outstanding balances of advances to these individuals were $28,617 and $28,925, respectively.
          At December 31, 2008 and 2007, the Company held a note receivable of $170,382 and $178,465, respectively, due from an individual, who is both an employee and a stockholder, which is due on December 31, 2009. This note is unsecured and noninterest bearing.
          At December 31, 2008 and 2007, the Company held a note receivable of $72,518 due from a related party entity, which is owned by the individual discussed above, which is due on December 31, 2009. This note is unsecured and noninterest bearing. The note receivable has been classified as noncurrent in the accompanying consolidated balance sheets because repayment is not anticipated during the next year.
          For the years ended December 31, 2008 and 2007, consulting service fees in the amount of $60,000 and $10,000, respectively, were paid to a related party entity, which is owned by the individual discussed above. The related party provides consulting services to the Company on an ongoing basis.
          Certain stockholders of the Company have personally guaranteed the Company’s outstanding borrowings with a bank at December 31, 2008 and 2007.
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
          Additionally, the Company leases space from a shareholder for office space for $5,500 per month under no formal lease agreement. Total rent expense for the Company was $282,559 and $274,971 for the years ended December 31, 2008 and 2007, respectively.
          At December 31, 2008, future minimum rental commitments under noncancelable operating leases in excess of one year are as follows:

2009	$218,912
2010	215,829
2011	8,229

$442,970

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
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
15. Major Customers and Suppliers
          During the year ended December 31, 2008, the Company recognized aggregate sales to two customers in the amount of approximately $12,135,000 and $1,736,000, which represented 71.2% and 10.2% of total net sales, respectively. During the year ended December 31, 2007, the Company recognized aggregate sales to one customer in the amount of approximately $9,687,000, which represented 65.6% of total net sales. Accounts receivable related to the sales were factored without recourse (Note 6).
          During the years ended December 31, 2008 and 2007, the Company purchased 99.9% of its products from one major supplier. The Company is dependent upon this supplier continuing in business and its ability to ship to the United States, but believes that it could replace this supplier, if required to, at similar quality and terms.
16. Concentrations of Credit Risk
          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers. As discussed in Note 6, the Company factors a majority of its receivables under a factoring agreement. These accounts are factored on a nonrecourse basis which reduces the Company’s exposure to credit risk. Approximately 91% and 94% of the Company’s accounts receivable at December 31, 2008 and 2007, respectively, were factored. The Company also provides credit in the normal course of business to certain of its customers and performs ongoing credit evaluations of these customers. It maintains allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company’s customer base and its customer’s financial resources.
          At December 31, 2008 and 2007 and at various times throughout these years, the Company maintained cash balances with financial institutions in excess of the federally insured limit.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
17. Financial Information by Business Segment
          During the year ended December 31, 2007, the Company operated in four primary business segments delineated by products or services. These segments were gun cleaning and maintenance, hunting and camping, gun safety and other products. During the year ended December 31, 2008, the Company has added a new segment for household items. Certain 2007 amounts have been reclassified from “Other” to “Household” to conform with the 2008 presentation. The accounting policies of the Company’s segments are the same as those described in Note 2. The Company’s long-lived assets are located in the United States and China.
          Information concerning operations in these segments of business is as follows:

	2008	2007
Revenues
Gun cleaning and maintenance	$8,369,446	$8,659,456
Hunting and camping	3,236,058	4,159,113
Household	3,935,710	314,172
Gun safety	1,490,196	1,622,982
Other	10,951	21,922

Total revenues	$17,042,361	$14,777,645

Income before income tax provision
Gun cleaning and maintenance	$791,945	$595,363
Hunting and camping	(319,239)	(173,213)
Household	52,706	37,625
Gun safety	127,797	88,464
Other	(14,675)	9,602

Income before income tax provision	$638,534	$557,841

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
17. Financial Information by Business Segment (cont.)

	2008	2007
Identifiable assets
Gun cleaning and maintenance
United States	$1,135,498	$2,627,085
Hunting and camping
United States	720,555	1,623,617
Household
United States	554,351	158,365
Gun safety
United States	389,944	489,935
China	10,753	19,477
Other
United States	62,948	134,421
China	6,225	31,595
Corporate	3,299,712	2,302,932

Total identifiable assets	$6,179,986	$7,387,427

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

March 31, 2009

By:	/s/ Robert C. Goodwin
Robert C. Goodwin
Principal Accounting Officer and Principal Financial Officer

March 31, 2009