Form 10-Q
period 2009-03-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2009-05-15
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
          (1) Yes ☑ No ☐                                         (2) Yes ☑ No ☐
          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
          State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of May 14, 2009, 6,323,364 shares of Common Stock are issued and 5,793,699 are outstanding.
          Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
          Our financial statements are contained in pages 2 through 5 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash	$124,313	$599,103
Accounts receivable, less allowance for doubtful accounts of $20,000 in 2009 and 2008	648,304	495,718
Due from factor	1,936,295	1,542,918
Inventories	3,927,528	2,742,563
Prepaid expenses and deferred charges	128,607	72,068
Current deferred income tax benefit	31,019	31,019

Total current assets	6,796,066	5,483,389

Property and equipment
Leasehold improvements	55,323	55,323
Furniture and fixtures	298,821	297,356
Molds, dies, and artwork	536,809	536,809

	890,953	889,488
Accumulated depreciation	(635,435)	(623,477)

Net property and equipment	255,518	266,011

Other assets
Patents and trademarks, net of accumulated amortization of $123,426 and $119,772 in 2009 and 2008	118,854	121,718
Deposits	17,351	17,351
Advances to employees	32,392	28,617
Note receivable
Long-term	20,000	20,000
Related party	72,518	72,518
Shareholder	220,888	170,382

Total other assets	482,003	430,586

Total assets	$7,533,587	$6,179,986

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$92,475	$104,609
Accounts payable	1,989,638	795,136
Accrued payroll tax withholdings	26,284	25,519
Accrued expenses-other	71,068	92,850
Income taxes payable	126,570	89,700

Total current liabilities	2,306,035	1,107,814

Deferred income tax liability	66,574	66,574

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at March 31, 2009 and December 31, 2008; 5,793,699 and 5,882,999 shares outstanding at March 31, 2009 and December 31, 2008, respectively	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(401,043)	(372,124)
Retained earnings	3,592,596	3,408,297

Total stockholders’ equity	5,160,978	5,005,598

Total liabilities and stockholders’ equity	$7,533,587	$6,179,986

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Net sales	$3,533,456	$2,715,769

Cost of sales	2,461,760	1,986,908

Gross profit	1,071,696	728,861

Operating expenses
Selling	445,789	315,762
General and administrative	278,049	281,587

Total operating expenses	723,838	597,349

Income from operations	347,858	131,512

Other income (expense)
Interest expense	(47,053)	(62,877)
Other income	14	—

Total other income (expense)	(47,039)	(62,877)

Income before income tax provision	300,819	68,635

Provision for income taxes	116,520	26,661

Net income	$184,299	$41,974

Basic and diluted earnings per share	$0.03	$0.01

Weighted average number of common shares:
Basic and diluted	5,857,710	6,036,168
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net income	$184,299	$41,974
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	11,958	12,171
Amortization	3,654	3,867
Changes in operating assets and liabilities
Accounts receivable	(152,586)	(288,691)
Due from factor	(393,377)	426,532
Inventories	(1,184,965)	(52,454)
Prepaid expenses and deferred charges	(56,539)	(65,463)
Income taxes receivable	—	26,661
Advances to employees	(3,775)	(559)
Accounts payable	1,194,502	(389,470)
Accrued payroll tax withholdings	765	179
Accrued expenses other	(21,782)	(4,075)
Income taxes payable	36,870	—

Net cash used in operating activities	(380,976)	(289,328)

Cash flows from investing activities
Purchases of property and equipment	(1,465)	(15,264)
Payments for patents and trademarks	(790)	—
Net payments (advances) on notes receivable — stockholder	(50,506)	9,202

Net cash used by investing activities	(52,761)	(6,062)

Cash flows from financing activities
Payments on notes payable	(12,134)	(35,660)
Purchase of treasury stock	(28,919)	(6,800)

Net cash used in financing activities	(41,053)	(42,460)

Net decrease in cash	(474,790)	(337,850)

Cash — beginning of period	599,103	402,468

Cash — end of period	$124,313	$64,618

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
          Nature of Business
          DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. Since 2003, the Company’s primary business has been gun maintenance and gun safety, with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. In 2005, the Company began developing products in the hunting and camping market, and has continued to develop this market. In 2007 and 2008, the Company added a line of household products, which includes cleaning dusters and fireplace equipment.
          Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 71% during 2008), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
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

          Unaudited interim condensed consolidated financial statements
          The accompanying condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2009 and 2008, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10-K. The results of operations for an interim period are not necessarily indicative of the results for a full year.
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
          Inventories
          Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $61,011 at March 31, 2009 and December 31, 2008. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

	Mar. 31, 2009	Dec. 31, 2008
Inventories consist of:
Finished goods	$2,562,878	$2,314,319
Inventory in transit	1,337,638	415,102
Parts	27,012	13,142

	$3,927,528	$2,742,563

          Due from Factor
          The Company factors a majority of its receivables without recourse under a credit risk factoring agreement. The fair values of accounts receivables and the amount due to the factor under this factoring agreement approximate their carrying values due to the short-term nature of the instruments. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheet. These amounts are as follows:

	Mar. 31, 2009	Dec. 31, 2008
Accounts receivable factored	$2,567,353	$4,724,918
Amounts advanced and outstanding	631,058	3,182,000

Due from factor	$1,936,295	$1,542,918

          Earnings per Share: Dilutive Effect
               Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method). For the three months ended March 31, 2009 and 2008, there was no dilutive effect related to these outstanding stock warrants as their exercise price of $2.57 was greater than the average market price of the common stock during the period.
          Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments. The fair value of notes receivable, which is based on discounted cash flows using current interest rates, approximates the carrying value at March 31, 2009 and 2008.
          Accounting Changes
          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the provisions of SFAS No. 160 on January 1, 2009. There was no immediate impact on these consolidated financial statements as a result of the adoption of the standard.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 4 1 1, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the implementation of SFAS No. 162 to have a material effect on its consolidated financial statements.
          In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This pronouncement is effective for consolidated financial statements issued for fiscal years and interim periods beginning November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS No. 161 on January 1, 2009. There was no immediate impact on these consolidated financial statements as a result of the adoption of these standards.
Treasury Stock Transactions
          During the three months ended March 31, 2009 and 2008, the Company purchased 89,300 and 8,500 shares of its common stock for $28,919 and $6,800, respectively. These shares are accounted for as treasury stock in the accompanying condensed consolidated financial statements.
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
     (a) Background
          We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. Our products consist of gun cleaning kits and accessories, gun safety items such as gun locks, trigger locks and security safes, hunting and camping accessories, and household items.

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
          Gun Maintenance. We market over fifty (50) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also market several kits that have been privately labeled for certain customers. This product area accounted for 71% and 58% of gross sales during the first three months of 2009 and 2008, respectively.
          Hunting and camping. This category includes three meat processing items, Sportsman’s Lighter, game processing kit, two aluminum camping tables, and a turkey seat. This product area accounted for 6% and 13% of gross sales during the first three months of 2009 and 2008, respectively.
          Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel and keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California. This product area accounted for 13% and 17% of gross sales during the first three months of 2009 and 2008, respectively.
          Household Products. We market five household cleaner dusters and a line of household fireplace screens, tools and accessories. This product area accounted for 10% and12% of gross sales during the first three months of 2009 and 2008, respectively.
(b) Financial Condition and Results of Operations
Financial Condition
          There has been no material change in the overall financial condition of the Company for the period ending March 31, 2009 as compared to December 31, 2008.
          The only significant changes on the Company’s balance sheet at March 31, 2009 as compared to December 31, 2008 were in inventories and accounts payable. Inventories increased $1,184,965 and accounts payable accordingly increased $1,194,502. These increases are normal and expected based on the seasonality of the Company’s line of products.
Results of Operations
          For the three months ended March 31, 2009, the Company had net income of $184,299 on net sales of $3,533,456, as compared to net income of $41,974 on net sales of $2,715,769 for the same period ending

March 31, 2008. The increase in net income of $142,325 represents a 339% over 2008, while the increase in net sales of $817,687 is a 30% increase over 2008.
          Sales of the Company’s gun cleaning and maintenance products increased $1,013,481, or 63%, over 2008. Since President Barack Obama has taken office, there has been a tremendous increase in the sales of all types of firearms, due to the uncertainty of what steps the new administration may take in regards to restricting the sale of firearms. Gun and ammunition manufacturers have had difficulty filling orders. It is assumed that the increase in sales of the Company’s gun cleaning items is a result of the increase in firearm sales.
          The Company’s gross margins increased from 26.8% for the three months ended March 31, 2008, to 30.3% for the three months ended March 31, 2009. Over the past two years, the Company’s gross margins had been decreasing due to increases in the costs of the Company’s products due to increasing commodity, oil and freight costs, as well as a weak U.S. dollar against the Chinese currency. Beginning in the later part of 2008, this trend began to reverse, as commodity and oil prices began to decline. Accordingly, the Company has been able to negotiate lower prices on the cost most of its products while its wholesale pricing has not changed, which is now beginning to be reflected in the increased margins. While there was no significant impact to the Company’s gross margins during the first quarter, the Company increased its wholesale pricing to its smaller customers in January 2009.
          Operating expenses for the three months ended March 31, 2009 were $723,838, an increase of $126,489, or 21% over the three months ended March 31, 2008. This increase is related primarily to the increase in sales, resulting in increased sales commissions, freight costs and other related warehouse costs.
          In March 2009, the Company opened an office in Bentonville, Arkansas and hired a former assistant buyer for Wal-Mart to operate this new office. In addition to his knowledge of Wal-Mart operations, this new employee brings a wealth of knowledge and experience in the areas of merchandising and retail sales that is expected to be of great benefit to the Company by expandingits business, not only with Wal-Mart, but with its overall customer base as well.
(c) Liquidity and Capital Resources
          Our liquidity needs arise primarily from inventory. Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). Consequently, should our sales revenues significantly decline, it could affect our short-term liquidity. The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. This fee is included in interest expense on the Company’s condensed consolidated statements of operations. The factor may also, at its discretion, advance funds prior to the collection of our accounts, for which the Company is charged interest. The interest rate charged is the JPMorgan Chase Bank prime rate, or 4%, whichever is greater. Advances are payable to the factor on demand. For the three-month period ending March 31, 2009, our factor had advanced us $631,058.
(d) Trends
          Our business has faced the issue of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak U.S. dollar. This put pressure on our margins and overhead costs. This trend began to reverse during the later part of 2008, as global commodity prices and oil prices began to decrease. This reversal has benefited the Company as reflected in its increased gross margins. Should this trend continue, the Company would continue to benefit. Accordingly, any reversal of this current trend could result in increased prices for our products, which could result in declining margins.
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

     (f) Critical Accounting Estimates
          The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2008 audited consolidated financial statements included in the Company’s Form 10-K. The quarterly financial statements for the period ended March 31, 2009, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2008, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
          Long-lived Assets. Depreciation expense is based on the estimated useful lives of the underlying property and equipment. Although the Company believes it is unlikely that any significant changes to the useful lives of its property and equipment will occur in the near term, an increase or decrease in the estimated useful lives would result in changes to depreciation expense.
          The Company continually re-evaluates the carrying value of its long-lived assets, for events or changes in circumstances, which indicate that the carrying value may not be recoverable. As part of this re-evaluation, if impairment indicators are present, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset.
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
          As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 9A of the Company’s December 31, 2008 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
Item 4T. CONTROLS AND PROCEDURES
There was no material change to the Company’s internal control over financial reporting during its most recent fiscal quarter from that of December 31, 2008.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 1A. RISK FACTORS
  Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2008 for additional information concerning these and other uncertainties that could negatively impact the Company.
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
          Dated: May 15, 2009