Form 10-Q
period 2009-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2009-08-14
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of August 14, 2009, 6,323,364 shares of Common Stock are issued and 5,793,699 are outstanding.
     Transitional Small Business Disclosure Format: Yes ☐     No ☒

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     Our financial statements are contained in pages 2 through 6 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet
June 30, 2009 and December 31, 2008

	June 30	December 31
	2009	2008
	(unaudited)
Assets
Current assets
Cash	$69,026	$599,103
Accounts receivable, less allowance for doubtful accounts of $20,000 in 2009 and 2008	610,838	495,718
Due from factor	524,170	1,542,918
Inventories	5,399,082	2,742,563
Prepaid expenses and deferred charges	108,184	72,068
Current deferred income tax benefit	31,019	31,019

Total current assets	6,742,319	5,483,389

Property and equipment
Leasehold improvements	57,232	55,323
Furniture and fixtures	311,330	297,356
Molds, dies, and artwork	549,530	536,809

	918,092	889,488
Accumulated depreciation	(648,149)	(623,477)

Net property and equipment	269,943	266,011

Other assets
Patents and trademarks, net of accumulated amortization of $127,078 and $119,772 in 2009 and 2008	115,202	121,718
Deposits	17,351	17,351
Advances to employees	35,011	28,617
Note receivable
Long-term	20,000	20,000
Related party	72,518	72,518
Shareholder	220,644	170,382

Total other assets	480,726	430,586

Total assets	$7,492,988	$6,179,986

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet
June 30, 2009 and December 31, 2008

	June 30	December 31
	2009	2008
	(unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$80,155	$104,609
Accounts payable	1,838,194	795,136
Accrued payroll tax withholdings	26,660	25,519
Accrued expenses-other	43,621	92,850
Income taxes payable	148,240	89,700

Total current liabilities	2,136,870	1,107,814

Deferred income tax liability	66,574	66,574

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at June 30, 2009 and December 31, 2008; 5,793,699 and 5,882,999 shares outstanding at June 30, 2009 and December 31, 2008, respectively	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(401,043)	(372,124)
Retained earnings	3,721,162	3,408,297

Total stockholders’ equity	5,289,544	5,005,598

Total liabilities and stockholders’ equity	$7,492,988	$6,179,986

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Three Months Ended June 30, 2009 and 2008
Unaudited

	2009	2008

Net sales	$3,143,041	$2,724,258

Cost of sales	2,195,174	2,043,077

Gross profit	947,867	681,181

Operating expenses
Selling	399,352	336,131
General and administrative	298,514	287,764

Total operating expenses	697,866	623,895

Income from operations	250,001	57,286

Other income (expense)
Interest expense	(41,265)	(43,579)

Total other income (expense)	(41,265)	(43,579)

Income before income tax provision	208,736	13,707

Provision for income taxes	80,170	5,617

Net income	$128,566	$8,090

Basic and diluted earnings per share	$0.02	$—

Weighted average number of common shares:
Basic and diluted	5,793,699	6,032,899
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Six Months Ended June 30, 2009 and 2008
Unaudited

	2009	2008

Net sales	$6,676,498	$5,440,027

Cost of sales	4,656,934	4,029,985

Gross profit	2,019,564	1,410,042

Operating expenses
Selling	845,140	651,893
General and administrative	576,564	569,351

Total operating expenses	1,421,704	1,221,244

Income from operations	597,860	188,798

Other income (expense)
Interest expense	(88,319)	(106,456)
Other income	14	0

Total other income (expense)	(88,305)	(106,456)

Income before income tax provision	509,555	82,342

Provision for income taxes	196,690	32,278

Net income	$312,865	$50,064

Basic and diluted earnings per share	$0.05	$0.01

Weighted average number of common shares:
Basic and diluted	5,825,528	6,034,534
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
Unaudited

	2009	2008
Cash flows from operating activities
Net income	$312,865	$50,064
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	24,672	24,342
Amortization	7,306	7,734
Changes in operating assets and liabilities
Accounts receivable	(115,120)	(311,233)
Due from factor	1,018,748	462,812
Inventories	(2,656,519)	563,691
Prepaid expenses and deferred charges	(36,116)	(40,390)
Income taxes receivable	—	32,278
Advances to employees	(6,394)	(1,650)
Accounts payable	1,043,058	(1,009,446)
Accrued payroll tax withholdings	1,141	13
Accrued expenses other	(49,229)	(20,984)
Income taxes payable	58,540	—

Net cash used in operating activities	(397,048)	(242,769)

Cash flows from investing activities
Purchases of property and equipment	(28,604)	(29,942)
Payments for patents and trademarks	(790)	(3,520)
Net payments (advances) on notes receivable – stockholder	(50,262)	4,743

Net cash used by investing activities	(79,656)	(28,719)

Cash flows from financing activities
Payments on notes payable	(24,454)	(55,235)
Purchase of treasury stock	(28,919)	(6,800)

Net cash used in financing activities	(53,373)	(62,035)

Net decrease in cash	(530,077)	(333,523)

Cash – beginning of period	599,103	402,468

Cash – end of period	$69,026	$68,945

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
     Nature of Business
     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. Since 2003, the Company’s primary business has been gun maintenance and gun safety, with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. In 2005, the Company began developing products in the hunting and camping market, and has continued to develop this market. In 2007 and 2008, the Company added a line of household products.
     Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 71% during 2008 and 50% for the first six months in 2009), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
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
     Unaudited interim condensed consolidated financial statements
     The accompanying condensed consolidated financial statements of the Company as of and for the six months ended June 30, 2009 and 2008, and three months ended June 30, 2009 and 2008, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10-K. The results of operations for an interim period are not necessarily indicative of the results for a full year.
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
     Inventories
     Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $61,011 at June 30, 2009 and December 31, 2008. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

	June 30, 2009	Dec. 31, 2008
Inventories consist of:
Finished goods	$4,476,438	$2,314,319
Inventory in transit	898,406	415,102
Parts	24,238	13,142

	$5,399,082	$2,742,563

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

	June 30, 2009	Dec. 31, 2008
Accounts receivable factored	$1,940,729	$4,724,918
Amounts advanced and outstanding	1,416,559	3,182,000

Due from factor	$524,170	$1,542,918

     Currently, the Company’s factor, The CIT Group, Inc. is facing a financial crisis which may require the Company to obtain loans or make other factoring arrangements. See “Management Discussion and Analysis of Financial Condition—Liquidity and Capital Resources.”
     Earnings per Share: Dilutive Effect
     Basic earnings per share of common stock are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, the incremental common shares issuable upon the exercise of outstanding stock warrants (using the treasury stock method). For the six months ended June 30, 2009 and 2008, there was no dilutive effect related to these outstanding stock warrants as their exercise price of $2.57 was greater than the average market price of the common stock during the period. These warrants expired June 28, 2009.
     Fair Value of Financial Instruments
     The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments. The fair value of notes receivable, which is based on discounted cash flows using current interest rates, approximates the carrying value at June 30, 2009 and December 31, 2008.
     New Accounting Pronouncements Adopted
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the provisions of SFAS No. 160 on January 1, 2009. There was no immediate impact on these consolidated financial statements as a result of the adoption of the standard.

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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events (as amended).” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The Company does not expect the implementation of this pronouncement to have a material effect on its consolidated financial statements.
Treasury Stock Transactions
     During the three months ended March 31, 2009 the Company purchased 89,300 shares of its common stock in the open market at a total cost of $28,919. These shares are accounted for as treasury stock (at cost) in the accompanying condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management Discussion and Analysis of Financial Condition is qualified by reference to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the Notes thereto as set forth at the end of this document. We include the following cautionary statement in this Form 10Q for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.
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
     Our products can be grouped into four main categories: (a) gun cleaning and maintenance, (b) hunting and camping, (c) gun safety, and (d) household products. In developing these products, we focus on developing features, establishing patents, and formulating pricing to obtain a competitive edge. We currently design and engineer most of our products with the assistance of our Chinese trading agent and manufacturers. They are, in addition, responsible for the tooling, manufacture and packaging of our products.
     Gun Maintenance. We market over fifty (50) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also market several kits that have been privately labeled for certain customers. This product area accounted for 62% and 53% of gross sales during the first six months of 2009 and 2008, respectfully.
     Hunting and camping. This category includes Sportsman’s Lighter, two aluminum camping tables, and a turkey seat. In 2008, this category also included three meat processing items and game processing kit. This product area accounted for 13% and 20% of gross sales during the first six months of 2009 and 2008, respectfully.
     Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel and keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California. This product area accounted for 16% and 14% of gross sales during the first six months of 2009 and 2008, respectfully.
     Household Products. We market five household cleaner dusters and a line of household fireplace screens, tools and accessories. This product area accounted for 9% and13% of gross sales during the first three months of 2009 and 2008, respectfully.

(b) Financial Condition and Results of Operations
Financial Condition
     There has been no material change in the overall financial condition of the Company for the period ending June 30, 2009 as compared to December 31, 2008.
     The only significant changes on the Company’s balance sheet at June 30, 2009 as compared to December 31, 2008 were in accounts receivable/due from factor, inventories and accounts payable. The combined accounts receivable/due from factor decreased $903,628. Inventories increased $2,656,519 and accounts payable accordingly increased $1,043,058. These changes are normal and expected based on the seasonality of the Company’s line of products.
Results of Operations
Six Months Ended June 30, 2009 and 2008
     For the six months ended June 30, 2009, the Company had net income of $312,865 on net sales of $6,676,498, as compared to $50,064 and $5,440,027, respectively, for the same period in 2008. This is an increase of $262,801, or 525% in net income, and $1,236,471, or 23% in net sales.
     Sales of the Company’s gun cleaning and maintenance and gun safety products increased 43% for the six months ended June 30, 2009 as compared to 2008. This trend has been seen across the nation for guns and gun related products since President Obama took office.
     The Company’s gross margins continue to increase over 2008 due to reversal of the significant commodity price increases in 2008. Gross margins for the six months ended June 30, 2009 were 30.2%, as compared to 25.9% for the same period in 2008.
     Operating expenses for the six months ended June 30, 2009 increased $200,460, or 16% over the six months ended June 30, 2008. This increase is a direct result of the increase in sales, resulting in increases in sales commissions, freight and other shipping costs.
Three Months Ended June 30, 2009 and 2008
     For the three months ended June 30, 2009, the Company had net income of $128,566 on net sales of $3,143,041, as compared to net income of $8,090 on net sales of $2,724,258 for the same period ending June 30, 2008. The increase in net income of $120,476 represents a 1489% over 2008, while the increase in net sales of $418,783 is a 15% increase over 2008.
     Sales of the Company’s gun cleaning and maintenance and gun safety products increased $600,257, or 36%, over 2008. This increase is consistent with the trend discussed above.
     The Company’s gross margins increased from 25% for the three months ended June 30, 2008, to 30.2% for the three months ended June 30, 2009. This improvement over the prior year is explained above and the Company expects this improvement to continue through the rest of 2009.
     Operating expenses for the three months ended June 30, 2009 increased $73,971, or 12% over the three months ended June 30, 2008. This increase is related primarily to the increase in sales, resulting in increased sales commissions, freight costs and other related warehouse costs.

(c) Liquidity and Capital Resources
     Our liquidity needs arise primarily from inventory. Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). Consequently, should our sales revenues significantly decline, it could affect our short-term liquidity. The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. This fee is included in interest expense on the Company’s condensed consolidated statements of operations. The factor may also, at its discretion, advance funds prior to the collection of our accounts, for which the Company is charged interest. The interest rate charged is the JPMorgan Chase Bank prime rate, or 4%, whichever is greater. Advances are payable to the factor on demand. For the three-month period ending June 30, 2009, our factor had advanced us $1,416,559.
     The Company’s factor, The CIT Group, Inc. (CIT) has been experiencing financial difficulties, and its ability to continue to operate in the future is the subject of great debate in the financial markets. On July 15, 2009 CIT announced there was no appreciable likelihood of immediate government aid and it was evaluating alternatives. According to a report filed by CIT on July 20, 2009, CIT’s funding strategy and liquidity position have been materially adversely affected by the ongoing stress in the credit markets, credit ratings downgrades, and regulatory and cash restrictions and, accordingly, there is substantial doubt about the its ability to continue as a going concern. As a result of these developments, CIT has been forced to reduce its funding sources almost exclusively to secured borrowings, where available. While management of CIT continues to search for solutions to their financial troubles, some type of bankruptcy remains a possibility.
     The Company has taken the steps necessary to protect itself in the event CIT files bankruptcy, or is otherwise unable to fulfill its obligations to the Company. Since the end of the reporting period covered by this 10-Q, the Company has received additional advances from CIT that virtually eliminate all risk of financial loss to the Company. In addition, the Company has secured a six month, $1,000,000 line of credit, collateralized by its inventory, with its local bank. This credit line has been secured to meet the Company’s cash flow needs during any transition period in moving from CIT to another factor. The Company currently has obtained proposals from two other factors under terms and conditions more favorable to the Company than its existing contract with CIT, although there can be no assurance that these proposals will eventually be closed. Additionally, the Company is currently examining its legal options regarding termination of its existing agreement with CIT and the consequences, if any, which a CIT bankruptcy could have on the Company’s outstanding loans.
(d) Trends
     Our business has faced the issue of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak U.S. dollar. This put pressure on our margins and overhead costs. This trend began to reverse during the later part of 2008, as global commodity prices and oil prices began to decrease. This reversal has benefited the Company, as reflected in its increased gross margins. Should this trend continue, the Company would continue to benefit. Accordingly, any reversal of this current trend could result in increased prices for our products, which could result in declining margins.

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
     In March 2008, the U. S. Supreme Court decided the case of District of Columbia vs. Heller, relating to the issue of whether the gun control laws of Washington, D. C. on non-government persons violated the Second Amendment to the U. S. Constitution, the right to bear arms. The District of Columbia law banned handgun possession by making it a crime to carry an unregistered firearm and prohibiting the registration of handguns. The law separately provided that no person may carry an unlicensed handgun, but authorizes the police chief to issue 1-year licenses; and requires residents to keep lawfully owned firearms unloaded and disassembled or bound by a trigger lock or similar device. The Supreme Court held the Second Amendment to the U.S. Constitution protects an individual right to possess a firearm unconnected with service in a militia, and to use that firearm for traditionally lawful purposes, such as self-defense within the home. The District’s total ban on handgun possession in the home amounts to a prohibition on an entire class of “arms” that Americans overwhelmingly choose for the lawful purpose of self-defense. The Court also held the handgun ban and the trigger-lock requirement (as applied to self-defense) violate the Second Amendment, finding the requirement that any lawful firearm in the home be disassembled or bound by a trigger lock makes it impossible for citizens to use firearms for the core lawful purpose of self-defense and hence, is unconstitutional. It is unknown what impact, if any, this ruling will have on our business.
     In addition to federal gun laws, most states and some local jurisdictions have imposed their own firearms’ restrictions. Some states have passed Child Access Prevention (or CAP) Laws which hold gun owners responsible if they leave guns easily accessible to children and a child improperly gains access to the weapon. Additionally, the State of California has enacted legislation that establishes basic performance standards for “firearm safety devices”, “lock-boxes” and” safes. California law also requires every gun to be sold with a state-approved child-safety lock to make it easier for gun owners to lock up their weapons. The locks must be of sufficient quality to meet state approval. The state contracts with independent laboratories to test gun locks to make sure the locks will work and cannot be easily removed by unauthorized people.
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

(f) Critical Accounting Estimates
     The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2008 audited consolidated financial statements included in the Company’s Form 10-K. The quarterly financial statements for the period ended June 30, 2009, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies, as discussed below, require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2008, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
(g) Off-Balance Sheet Arrangements
     Since 2003, our Chief Executive Officer, David Collins, has leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins of $5,500, for approximately 1,200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm’s length negotiation; however, the Company has determined the arrangement to be competitive with comparable office space and secretarial support. Other lease Management Discussion and Analysis of Financial Condition.
     The Company does not use affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring it to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable.

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
     As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 9A of the Company’s December 31, 2008 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Dated: August 14, 2009