Form 10-Q
period 2009-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2009-11-16
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
(1) Yes ☑ No ☐            (2) Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of November 5, 2009, 6,323,364 shares of Common Stock are issued and 5,793,699 are outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Our financial statements are contained in pages 2 through 6 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet
September 30, 2009 and December 31, 2008

	Sept. 30,	Dec. 31,
	2009	2008
	(unaudited)
Assets

Current assets
Cash	$212,325	$599,103
Accounts receivable, less allowance for doubtful accounts of $20,000 in 2009 and 2008	682,479	495,718
Due from factor	4,913	1,542,918
Inventories	6,502,796	2,742,563
Prepaid expenses and deferred charges	73,095	72,068
Current deferred income tax benefit	31,019	31,019

Total current assets	7,506,627	5,483,389

Property and equipment
Leasehold improvements	57,232	55,323
Furniture and fixtures	314,902	297,356
Molds, dies, and artwork	555,052	536,809

	927,186	889,488
Accumulated depreciation	(660,827)	(623,477)

Net property and equipment	266,359	266,011

Other assets
Patents and trademarks, net of accumulated amortization of $131,518 and $119,772 in 2009 and 2008	121,262	121,718
Deposits	17,351	17,351
Advances to employees	33,923	28,617
Note receivable
Long-term	20,000	20,000
Related party	72,518	72,518
Shareholder	253,263	170,382

Total other assets	518,317	430,586

Total assets	$8,291,303	$6,179,986

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet
September 30, 2009 and December 31, 2008

	Sept. 30,	Dec. 31,
	2009	2008
	(unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$417,611	$104,609
Accounts payable	2,174,836	795,136
Accrued payroll tax withholdings	26,790	25,519
Accrued expenses-other	46,948	92,850
Income taxes payable	195,625	89,700

Total current liabilities	2,861,810	1,107,814

Deferred income tax liability	66,574	66,574

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at Sept. 30, 2009 and Dec. 31, 2008; 5,793,699 and 5,882,999 shares outstanding at Sept. 30, 2009 and Dec. 31, 2008, respectively	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(401,043)	(372,124)
Retained earnings	3,794,537	3,408,297

Total stockholders’ equity	5,362,919	5,005,598

Total liabilities and stockholders’ equity	$8,291,303	$6,179,986

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Three Months Ended September 30, 2009 and 2008
Unaudited

	2009	2008

Net sales	$3,098,202	$3,920,460

Cost of sales	2,221,830	2,999,174

Gross profit	876,372	921,286

Operating expenses
Selling	408,310	409,518
General and administrative	305,634	279,278

Total operating expenses	713,944	688,796

Income from operations	162,428	232,490

Other income (expense)
Interest expense	(41,668)	(63,893)

Total other income (expense)	(41,668)	(63,893)

Income before income tax provision	120,760	168,597

Provision for income taxes	47,385	85,113

Net income	$73,375	$83,484

Basic and diluted earnings per share	$0.01	$0.01

Weighted average number of common shares:
Basic and diluted	5,793,699	6,032,899
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Nine Months Ended September 30, 2009 and 2008
Unaudited

	2009	2008

Net sales	$9,774,700	$9,360,487

Cost of sales	6,878,764	7,029,159

Gross profit	2,895,936	2,331,328

Operating expenses
Selling	1,253,450	1,061,411
General and administrative	882,198	848,629

Total operating expenses	2,135,648	1,910,040

Income from operations	760,288	421,288

Other income (expense)
Interest expense	(129,987)	(170,349)
Other income	14	0

Total other income (expense)	(129,973)	(170,349)

Income before income tax provision	630,315	250,939

Provision for income taxes	244,075	117,391

Net income	$386,240	$133,548

Basic and diluted earnings per share	$0.07	$0.02

Weighted average number of common shares:
Basic and diluted	5,814,802	6,033,985
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
Unaudited

	2009	2008

Cash flows from operating activities
Net income	$386,240	$133,548
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	37,350	36,513
Amortization	11,746	11,601
Deferred income tax liability	—	20,000
Changes in operating assets and liabilities
Accounts receivable	(186,761)	(486,369)
Due from factor	1,538,005	367,265
Inventories	(3,760,233)	(523,916)
Prepaid expenses and deferred charges	(1,027)	7,136
Income taxes receivable	—	97,391
Advances to employees	(5,306)	(1,767)
Accounts payable	1,379,700	101,657
Accrued payroll tax withholdings	1,271	465
Accrued expenses other	(45,902)	(6,029)
Income taxes payable	105,925	—

Net cash used in operating activities	(538,992)	(242,505)

Cash flows from investing activities
Purchases of property and equipment	(37,698)	(40,994)
Payments for patents and trademarks	(11,290)	(3,520)
Net payments (advances) on notes receivable — stockholder	(82,881)	4,085

Net cash used by investing activities	(131,869)	(40,429)

Cash flows from financing activities
Net (payments) proceeds on notes payable	313,002	(66,760)
Purchase of treasury stock	(28,919)	(6,800)

Net cash (used) provided by financing activities	284,083	(73,560)

Net decrease in cash	(386,778)	(356,494)

Cash — beginning of period	599,103	402,468

Cash — end of period	$212,325	$45,974

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
Nature of Business
DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. Since 2003, the Company’s primary business has been gun maintenance and gun safety, with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. In 2005, the Company began developing products in the hunting and camping market, and in 2007 and 2008 added a line of household products. In 2009, the Company eliminated a significant portion of its hunting and camping products and some of its household products due to their relatively low gross margins and attendant costs.
Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 71% during 2008 and 48% for the first nine months in 2009), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies. The elimination of some of the lower gross margin items in the hunting and camping and household areas has also contributed to the percentage decrease in the Company’s business with Wal-Mart.
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
Unaudited interim condensed consolidated financial statements
The accompanying condensed consolidated financial statements of the Company as of and for the nine months ended September 30, 2009 and 2008, and three months ended September 30, 2009 and 2008, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10-K. The results of operations for an interim period are not necessarily indicative of the results for a full year.
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
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents at September 30, 2009 and 2008.
Inventories
Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $61,011 at September 30, 2009 and December 31, 2008. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

	Sept. 30, 2009	Dec. 31, 2008
Inventories consist of:
Finished goods	$5,865,436	$2,314,319
Inventory in transit	596,255	415,102
Parts	41,105	13,142

	$6,502,796	$2,742,563

Due from Factor
The Company factors a majority of its receivables without recourse under a credit risk factoring agreement. The fair values of accounts receivables and the amount due to the factor under this factoring agreement approximate their carrying values due to the short-term nature of the instruments. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheet. These amounts are as follows:

	Sept. 30, 2009	Dec. 31, 2008
Accounts receivable factored	$1,848,824	$4,724,918
Amounts advanced and outstanding	1,843,911	3,182,000

Due from factor	$4,913	$1,542,918

See “Management Discussion and Analysis of Financial Condition—Liquidity and Capital Resources.”
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments. The fair value of notes receivable, which is based on discounted cash flows using current interest rates, approximates the carrying value at September 30, 2009 and December 31, 2008.
New Accounting Pronouncements Adopted
In September 2009, the Company adopted FASB ASC. The ASC is the single official source of authoritative, nongovernmental generally accepted accounting principles. The adoption of ASC did not have any impact on the consolidated financial statements included herein.
In August 2009, the FASB issued ASC Update 2009-05, an update to ASC 820, “Fair Value Measurements and Disclosures.” This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s interim and annual consolidated financial statements for the year ended December 31, 2009. The Company has not determined the impact this update may have on its consolidated financial statements.
Subsequent Events Evaluation Date
The Company evaluated the events and transactions subsequent to its September 30, 2009 unaudited interim condensed consolidated financial statements in accordance with FASB ASC 855-10-50, “Subsequent Events”.
On November 1, 2009, CIT Group, Inc. (CIT) the parent company of the Company’s factor, filed for Chapter 11 protection under the federal bankruptcy code. The U.S. Bankruptcy Court for the Southern District of New York has scheduled a hearing for December 8, 2009 to consider the confirmation of CIT’s prepackaged plan of reorganization. In addition, the Court approved CIT’s motions to allow CIT to continue to operate in the ordinary course of business. As of November 13, 2009, CIT Group/Commercial Services continues to service the Company as it did prior to the bankruptcy filing. At present, the Company does not know how long this will continue due to the uncertainty of the CIT bankruptcy. Concessions had been made by CIT that virtually eliminated all risk of financial loss to the Company. The Company has been approved by another factor, but has not signed the final contract, pending the outcome of CIT’s bankruptcy. In addition, the Company has secured a six month, $1,000,000 line of credit, collateralized by its inventory, with its local bank. The Company is also in the process of being approved under a new vendor finance program specifically for Wal-Mart vendors, which may eliminate the need for the Company to use any other factor. We believe, regardless of what may or may not happen with respect to CIT, the Company has taken sufficient steps to ensure it has an uninterrupted source of working capital and liquidity.
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
Gun Maintenance. We market over fifty (50) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also market several kits that have been privately labeled for certain customers. This product area accounted for 62% and 52% of gross sales during the first nine months of 2009 and 2008, respectfully.
Hunting and camping. This category includes Sportsman’s Lighter, two aluminum camping tables, and a turkey seat. In 2008, this category also included three meat processing items and game processing kit. This product area accounted for 13% and 23% of gross sales during the first nine months of 2009 and 2008, respectfully.
Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel and keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California. This product area accounted for 17% and 11% of gross sales during the first nine months of 2009 and 2008, respectfully.
Household Products. We market five household cleaner dusters and a line of household fireplace screens, tools and accessories. This product area accounted for 8% and 14% of gross sales during the first nine months of 2009 and 2008, respectfully.

(b) Financial Condition and Results of Operations
Financial Condition
A summary of the more significant changes in the Company’s balance sheet as of September 30, 2009 as compared to December 31, 2008 is presented below.

	Sept. 30, 2009	Dec. 31, 2008
Due from factor	$4,913	$1,542,918
Inventories	6,502,796	2,742,563

Notes payable	417,611	104,609
Accounts payable	2,174,836	795,136
As described in the “Selected Notes to Condensed Consolidated Financial Statements”, Due from factor represents the net amount owed to the Company, after reducing the amount of receivables assigned to the factor by the outstanding amount advanced by the factor against those assigned receivables. As of September 30, 2009, the Company had borrowed all but $4,913 of its $1,848,824 in assigned receivables.
Inventories have increased significantly since December 31, 2008, but this increase is planned and normal due to the seasonality of the Company’s business. A more appropriate comparison would be to September 30, 2008 inventory of $5,449,191. A significant portion of the increase in inventory is related to the large Holiday Promotion order from Wal-Mart for the Company’s Deluxe Gun Cleaning kit that shipped in October 2009. The increase in accounts payable is directly related to the increase in inventory.
The increase in notes payable is due to the Company drawing $350,000 against its $1,000,000 line of credit with its local bank which, as of November 10, 2009, has been repaid in full.
Results of Operations
Nine Months Ended September 30, 2009 and 2008
For the nine months ended September 30, 2009, the Company had net income of $386,240 on net sales of $9,774,700, as compared to $133,548 and $9,360,487, respectively, for the same period in 2008.
Sales of the Company’s gun cleaning and maintenance and gun safety products increased 32% for the nine months ended September 30, 2009 as compared to 2008, and now represents 79% of the Company’s total sales as compared to 63% in 2008. Sales of the Company’s hunting and camping items have decreased 41% as the Company has eliminated a number of low gross margin items in this area.
The Company’s gross margins continue to increase over 2008 due to reversal of the significant commodity price increases in 2008. Gross margins for the nine months ended September 30, 2009 were 30%, as compared to 25% for the same period in 2008.
Operating expenses for the nine months ended September 30, 2009 increased $225,608 or 12% over the same period in 2008. This increase can be attributed to the opening of a west coast warehouse in Los Angeles in July 2009, and an office in Bentonville, Arkansas, as well as increases in sales commissions, freight and other shipping costs. The Los Angeles warehouse is a third party arrangement under a month-to-month lease at a rate of $2,375 per month. The Company currently utilizes this facility to service certain Wal-Mart distribution centers located west of the Rocky Mountains. The Company plans to eventually use this facility to service some of its other customers located in the western United States, thereby reducing its freight costs to those customers.

Three Months Ended September 30, 2009 and 2008
For the three months ended September 30, 2009, the Company had net income of $73,375 on net sales of $3,098,202, as compared to net income of $83,484 on net sales of $3,920,460 for the same period ending September 30, 2008.
Sales of the Company’s gun cleaning and maintenance and gun safety products increased $293,615, or 13%, over 2008. Sales for the Company’s hunting and camping and household products decreased $1,112,000, or 65%, due to the elimination by the Company of a number of low gross margin products in these areas.
The Company’s gross margins increased from 23% for the three months ended September 30, 2008 to 28% for the three months ended September 30, 2009. This improvement over the prior year is due to the elimination of the low margin items as well as improved commodity prices in 2009.
Operating expenses for the three months ended September 30, 2009 increased $25,148, or 4% over the three months ended September 30, 2008. This increase is related primarily to the new west coast warehouse and Bentonville, Arkansas office.
(c) Liquidity and Capital Resources
Our liquidity needs arise primarily from inventory. Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns its receivables (on a non-recourse basis). Consequently, should our sales revenues significantly decline, it could affect our short-term liquidity. The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. This fee is included in interest expense on the Company’s condensed consolidated statements of operations. The factor may also, at its discretion, advance funds prior to the collection of our accounts, for which the Company is charged interest. The interest rate charged is one percent over the JPMorgan Chase Bank prime rate, or 4%, whichever is greater. Advances are payable to the factor on demand. For the period ending September 30, 2009, our factor had advanced us $1,843,911.
On November 1, 2009, CIT Group, Inc. (CIT) the parent company of the Company’s factor, filed for Chapter 11 protection under the federal bankruptcy code. The U.S. Bankruptcy Court for the Southern District of New York has scheduled a hearing for December 8, 2009 to consider the confirmation of CIT’s prepackaged plan of reorganization. In addition, the Court approved CIT’s motions to allow CIT to continue to operate in the ordinary course of business. As of November 13, 2009, CIT Group/Commercial Services continues to service the Company as it did prior to the bankruptcy filing. At present, the Company does not know how long this will continue due to the uncertainty of the CIT bankruptcy. Concessions had been made by CIT that virtually eliminated all risk of financial loss to the Company.
The Company has secured a six month, $1,000,000 line of credit with its local bank, collateralized by its inventory and personal guarantee by our President and CEO David A. Collins. In addition, the Company has been preliminarily approved by another factor, but has not signed the final contract, pending the outcome of CIT’s bankruptcy. The Company is also in the process of being approved under a new vendor finance program specifically for Wal-Mart vendors, which may eliminate the need for the Company to use any other factor. We believe, regardless of what may or may not happen with respect to CIT, the Company has taken sufficient steps to ensure it has an uninterrupted source of working capital and liquidity.

(d) Trends
Our business has faced the issue of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak U.S. dollar. This put pressure on our margins and overhead costs. This trend began to reverse during the latter part of 2008, as global commodity prices and oil prices began to decrease. This reversal has benefited the Company as reflected in its increased gross margins. Should this trend continue, the Company would continue to benefit. Accordingly, any reversal of this current trend could result in increased prices for our products, which could result in declining margins.
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
In addition to federal gun laws, most states and some local jurisdictions have imposed their own firearms’ restrictions. Some states have passed Child Access Prevention (or CAP) Laws which hold gun owners responsible if they leave guns easily accessible to children and a child improperly gains access to the weapon. Additionally, the State of California has enacted legislation that establishes basic performance standards for “firearm safety devices”, “lock-boxes” and “safes”. California law also requires every gun to be sold with a state-approved child-safety lock to make it easier for gun owners to lock up their weapons. The locks must be of sufficient quality to meet state approval. The state contracts with independent laboratories to test gun locks to make sure the locks will work and cannot be easily removed by unauthorized people.
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

(f) Critical Accounting Estimates
The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2008 audited consolidated financial statements included in the Company’s Form 10-K. The quarterly financial statements for the period ended September 30, 2009, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2008, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 9A of the Company’s December 31, 2008 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

ITEM 4T.	CONTROLS AND PROCEDURES
There was no material change to the Company’s internal control over financial reporting during its most recent fiscal quarter from that of December 31, 2008.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

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
The following documents are incorporated by reference from Registrant’s Form 10SB filed with the Securities and Exchange Commission (the “Commission”), File No. 000-29211, on January 28, 2000:

Exhibits

2		Acquisition Agreement
3	(i)	Articles of Incorporation
3	(ii)	By-laws
Exhibits required by Item 601 of Regulation S-K attached:

Exhibits

10	Line of Credit and Commercial Security Agreement & Guarantee
31.1	Certification of David A. Collins Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Robert C. Goodwin Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of David A. Collins Pursuant to Rule 13a-14(b) or Rule 15d-14(c) of the Securities Exchange Act of 1934 and 18U.S.C. Section 1350
32.2	Certification of Robert C. Goodwin Pursuant to Rule 13a-14(b) or Rule 15d-14(c) of the Securities Exchange Act of 1934 and 18U.S.C. Section 1350

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

By:	/s/ David A. Collins
David A. Collins, Chairman, CEO and Principal Executive Officer

By:	/s/ Robert C. Goodwin
Robert C. Goodwin, Principal Accounting Officer and Principal Financial Officer

Dated: November 16, 2009