Form 10-K
period 2009-12-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2010-03-31
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 000-29211
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Florida	65-0847852

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12120 Colonel Glenn Road, Suite 6200, Little Rock, AR 72210

(address of principal executive offices)(zip code)
(501) 661-9100
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Act:
None
Name of each exchange on which registered
Not applicable
Securities registered under Section 12(g) of the Act:
Common Stock, par value $0.001
CHECK WHETHER THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 406 OF THE SECURITIES ACT. YES ☐ NO ☑
CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT. YES ☐ NO ☑
CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ☑ NO ☐
CHECK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEB SITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T DURING THE PRECEDING 12 MONTHS. YES ☐ NO ☑
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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐	NON-ACCELERATED FILER ☐ (DO NOT CHECK IF A SMALLER REPORTING COMPANY)	SMALLER REPORTING COMPANY ☑
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT YES ☐ NO ☑
     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH STOCK, AS OF THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF JUNE 30, 2009 WAS APPROXIMATELY $2,587,011.
STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASS OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 16, 2010, 6,323,364 SHARES OF COMMON STOCK ARE ISSUED AND 5,793,699 ARE OUTSTANDING.
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
     Our primary business is the sale of gun maintenance and gun safety products and to a lesser degree, hunting and camping accessories and household products. Our target consumer base is sportsmen, hunters and outdoorsmen, and recreational enthusiasts. The Company sells its products to retailers and distributors, and advertises its products on its Internet website www.dactec.com.
     At the heart of the Company is a strong culture of innovation and new product development. The Company introduced over 100 new or redesigned products since inception and expects to introduce several new or redesigned products in 2010. The Company’s four main product categories are (1) Gun cleaning and maintenance, (2) Gun safety, (3) hunting and camping, and (4) household.
(2)	Business Plan
     We are in the business of developing, outsourcing the manufacture and marketing of, various consumer products, patented and non-patented. Our products were initially security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. Beginning in 2003, with the introduction of our line of GunMaster® gun cleaning kits, we shifted our emphasis to gun cleaning items and related gun maintenance accessories. This product line accounted for 69% of the Company’s sales revenues in 2009. In 2009, we also entered into a trademark licensing agreement with Olin Corporation to market certain of our gun cleaning items under the Winchester® brand name for sale of these items to Wal-Mart.
     In 2005, the Company began to develop products for the hunting and camping market which includes game processing equipment, aluminum camping tables and other items. In 2007, the Company added a line of household items, including a line of household cleaning dusters and fireplace screens and related equipment. Sales in these two product lines peaked in 2008, accounting for 19% and 23%, respectively, of the Company’s sales. In 2009, the Company eliminated a number of the low gross margin items resulting in a reduction of Company sales in these two areas to 9% and 7% respectively.
     Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 55% in 2009), we have been able to considerably increase our business customer base with large sporting goods retailers, distributors and catalog companies.
     Our products are primarily sourced from manufacturers and suppliers located in and imported from the People’s Republic of China and shipped to a central location in Little Rock, Arkansas for distribution.
     The Company’s business plan and strategy for growth continues to focus on:
•	Increased penetration of our existing markets, particularly in the gun cleaning market and accessories and the household cleaning market

•	Development of new products for the hunting and camping market and our other established markets

•	Identification and development of products for new markets in which the Company can be competitive due to its manufacturing relationships

•	Identification and recruitment of effective manufacturer’s representatives to actively market these products on a national and international basis

•	Aggressive cost containment, both in operating expenses and manufacturing costs
     Management believes that continued growth would require the Company to continually innovate and improve its existing line of products to meet consumer, industry and governmental demands. In addition, we must continue to develop or acquire new and unique products that will appeal to gun owners, as well as non-gun related products for the expansion of our sporting goods customer base.
     In addition to our traditional products, our management is actively pursuing initiatives which may add complimentary business products. These initiatives are intended to broaden the base of revenues to make us less dependent on particular products. By developing businesses which focus on products which complement our current line of products, management hopes to leverage these opportunities to not only develop new sources of revenue, but to strengthen the demand for our existing products.
(3)	Products
     A. Introduction.
     Our products were initially security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gunlocks, trigger locks, cable locks and security safes. Beginning in 2003, we shifted our emphasis to gun cleaning and maintenance items. In 2005 the Company began adding new items in the hunting and camping area and in 2007 added items in the household products area.
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
(a)	Gun Cleaning and Maintenance. We market over fifty (50) different gun cleaning kits and rod sets used to clean and maintain virtually any firearm on the market. The top of the line kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, or caliber specific kits, or replacement items such as brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also carry a full line of replacement pieces for each kit. Finally, we also market several kits that have been privately labeled for certain customers. This product area accounted for 69% and 49% of sales in 2009 and 2008, respectively.

(b)	Hunting and Camping. This category includes Sportsman’s Lighter, two aluminum camping tables and turkey hunting seat. The game processing items carried in 2008 were eliminated in 2009. This product area accounted for 9% and

19% of sales in 2009 and 2008, respectively.

(c)	Household. This category includes a line of five household cleaning dusters. The line of household fireplace screens, tools and accessories were eliminated in 2009. This product area accounted for 7% and 23% of sales in 2009 and 2008, respectively.

(d)	Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The locks’ composition range from plastic to steel, and are designed to range from keyed trigger locks to cable locks. Our security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gun locks and two of the safes have been certified for sale consistent with the firearms safety standards set out by the State of California. These California firearms safety standards have been adopted by other states and by a variety of gun manufacturers. This product area accounted for 15% and 9% of sales in 2009 and 2008, respectively.
(4)	Manufacturing, Suppliers and Distribution.
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
     Our administrative offices and primary warehouse facilities are located in Little Rock, Arkansas; our executive office is located in Miami Beach, Florida. We distribute the majority of our domestic and certain of our international business out of our Little Rock facility. In September 2009, under a third party arrangement, we opened a warehouse facility in Los Angeles. This facility is used primarily to ship products to certain Wal-Mart distribution centers and customers located on the west coast. Most of our international business is shipped directly to our customers from our Shanghai, China location. Products are delivered to our Little Rock facility complete and ready for delivery to our customers. Countries outside the U. S. where we have a presence include: Ireland/England, France, Germany, Russia, Canada, New Zealand and Australia.
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
     Our management attempts to maintain sufficient inventory levels to meet customers’ demands, but there can be no assurance that we will be successful in doing so. Turnaround time from the date we place an order with our manufacturers until the product is received in our distribution center is normally between four to six weeks. This quick turnaround time allows us to maintain minimum inventory levels. However, since we outsource our manufacturing, a good portion of which is done in China, it is difficult to predict the efficiency of our vendors. Outsourcing to a foreign country also subjects our manufacturing to the risk of political instability, currency fluctuation and reliability. (See “Risk Factors”)
(5) Competition
     We operate in a very competitive industry, dominated by more than 50 national and international companies with well-established brands, many of whom are better capitalized, have more experience in our industry and have established varying degrees of consumer loyalty. There are no assurances we will ever be successful in establishing our brands or penetrating our target markets. Our products compete with other competitors’ gun cleaning kits, gunlocks and hunting and camping accessories. Many of these products are more widely known than the Company’s products. While we believe that our products are favorably priced to comparable products on the current market, we nevertheless expect competitors to develop and market similar products at competitive prices, possibly reducing the Company’s sales or profit margins or both. (See “Risk Factors”)

Some of our competitors in the business sectors in which we operate are:
•	Gun Safety - Master Lock (which presently controls 60%-70% of the market), Smith & Wesson, Shot Lock, Sentry Safes, Pro-Lok and Gun Vault.

•	Gun Cleaning Kits — Outers and Hoppes

•	Hunting and Camping – traditional manufacturers of hunting and camping equipment
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
(6) Market and Customers.
     The ultimate users of our products include hunters, gun owners, sportsmen and outdoor enthusiasts. Because of the uncertain size of the potential market for our products and the number of competitors, we cannot state, with any degree of certainty, the size of our market share. For example, a market report published by Cygnus Business Media, an international business media company, states that nationally sales of hunting licenses, tags and stamps in 2005 was approximately $724 million. The 2005 figures issued by the U.S. Fish and Wildlife Service indicated that total sales rose 2.8 percent from the previous year, from 14.7 million to 14.5 million. More aggressive reports were published by the National Sporting Goods Association, which estimated there are 20.6 million active hunters. The Outdoor Industry Association’s projection would add about six million to that figure and a survey commissioned by National Shooting Sports Foundation reported in 2009 that the number of hunters reached 18.5 million.
     In a National Rifle Association report published in January 2010 it was reported that the number of gun owners in the U.S. approximated 70-80 million (of which 40-45 million owned handguns), and that approximately 40-45% of households have firearms. In addition, the NRA website reported that “...February 2010 ranked as the second highest February and eighth highest month overall for firearm sales, according to data released by the FBI’s National Instant Criminal Background Check System (NICS). Though the 1,243,211 checks in February 2010 represent a 1.3 percent decrease from the 1,259,078 checks conducted in February 2009—the middle of the boom in gun sales following the 2008 presidential elections—the figure is an increase of 21.7 percent over checks in February 2008. The total number of background checks reported since the beginning of NICS on Nov. 30, 1998 is 112,380,272.”
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
     Despite the continuing weakness of the overall economy, manufacturers have reported strong consumer demand for handguns and tactical rifle products in 2009. This period was marked by a new administration taking office in Washington, D.C., speculation surrounding increased gun control, and heightened fears of terrorism and crime. We are unable to assess whether or for how long the recent and significant increase in consumer demand will last. Changes in the factors that are contributing to the very strong consumer demand for handgun and tactical rifle products, particularly in an overall weak economic environment, may adversely affect our operating results.
     Although we sell our products both foreign and domestically, our U.S. sales account for 98% of our overall revenues in 2009 and 2008.
     Our primary customer base can be broken down as follows:
•	National retail chains such as Wal-Mart, which accounted for 55% and 71% of sales in 2009 and 2008, respectively

•	Distributors such as Acusport, RSR Group, Inc., Jerry’s Sport Center, Inc., and Maurice (representing 6% and 3% of sales in 2009 and 2008, respectively);

•	Sporting goods retailers such as Cabela’s, Academy Sports, Dick’s Sporting Goods and Sportsman’s Guide (representing 24% and 16% of sales in 2009 and 2008, respectively);

•	Gun manufacturers such as Savage Arms, Browning, Marlin, Glock and SIG-Arms (representing 9% and 5% of sales in 2009 and 2008, respectively); and

•	Regional retail chains and sole proprietors (representing 7% and 4% of sales).

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
     The Company does have a limited warranty on most of its products, typically for one year from date of purchase. The Company does accept return of defective products, and will either replace at no charge or issue credit to the customer for the defective product. The cost to the Company for defective products in 2009 and 2008 was approximately 1.7% of sales.
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
     In January 2009, we entered into a trademark/licensing agreement with Olin Corporation for the non-exclusive use of Olin’s “Winchester®” trademark. The agreement limits our use of the trademark to six of our products, including our GunMaster® line which, with the trademark, is sold exclusively through Wal-Mart. The agreement was for a period of one year, expiring on December 31, 2009, subject to renewal. The agreement may be earlier terminated by either party in the event of default by the other. In February 2010, the agreement was renewed for an additional year, on substantially the same terms and conditions. The agreement requires that we satisfy certain minimum conditions relating to our net sales of products and licensing fees. To date, we have satisfied all such conditions.
     To date, we have not registered or trademarked any of our product names except for “GunMaster®” (See “Risk Factor”). We have relied primarily on our patents and licensing arrangements with third parties to avoid infringing on the products of others. We also use the services of patent attorneys to insure that our unlicensed and unpatented products do not infringe. We do not patent or trademark all our products because of the cost and we have been advised by patent counsel that certain products are not patentable.
     As indicated in the chart at page 10, four of our patents expired in 2009 and we do not intend to continue patent protection for these products. With the exception of the TVP 095 Trigger Lock, we have not offered these products for sale in the past several years. See “Risk Factors.”
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
     In March 2008, the U. S. Supreme Court decided the case of District of Columbia vs. Heller, relating to the issue of whether the gun control laws of Washington, D. C. on non-government persons violated the Second Amendment to the U. S. Constitution, the right to bear arms. The District of Columbia law banned handgun possession by making it a crime to carry an unregistered firearm and prohibiting the registration of handguns. The law separately provided that no person may carry an unlicensed handgun, but authorizes the police chief to issue one (1) year licenses; and requires residents to keep lawfully owned firearms unloaded and disassembled or bound by a trigger lock or similar device. The Supreme Court held the Second Amendment to the U.S. Constitution protects an individual’s right to possess a firearm unconnected with service in a militia, and to use that firearm for traditionally lawful purposes, such as self-defense within the home. The District’s total ban on handgun possession in the home amounts to a prohibition on an entire class of “arms” that Americans overwhelmingly choose for the lawful purpose of self-defense. The Court also held the handgun ban and the trigger-lock requirement (as applied to self-defense) violate the Second Amendment, finding the requirement that any lawful firearm in the home be disassembled or bound by a trigger lock makes it impossible for citizens to use firearms for the core lawful purpose of self-defense and is hence unconstitutional. It is unknown what impact, if any, this ruling will have on our business.
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
(9) Research and Development.
     We develop our products internally, utilizing the expertise of our manufacturers, input from an engineering consulting firm and input from our customers. Since we do not design nor create customized specifications, we do not directly generate Research and Development costs. The nature of our relationship with our Chinese trading company does not require that they or our manufacturers, disclose what, if any, R & D costs are sustained in connection with the manufacture of our products. Any R & D costs incurred by our manufacturers is passed on to us in the pricing of the tooling, molds and products and are thus subsumed in the pricing to our Company. Consequently, to the extent, if any, that our manufacturers pass R & D costs to us, they are, in turn, recaptured by us through the pricing to our customers.
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
     The current economic and financial downturn may cause a decline in consumer spending and may adversely affect the Company’s business, operations, liquidity, financial results and stock price. Our operating results are affected by the relative condition of the U.S., and to a lesser extent, the world economy. While the major economic disruptions of the global financial markets have largely subsided, our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. Additionally, we may experience difficulties in operating and growing our operations to react to economic pressures in the U.S.
     As a business that ultimately depends on consumer discretionary spending, the Company may face a difficult 2010 because our customers may reduce their purchases due to high unemployment, record budget deficits, job losses, foreclosures, bankruptcies, higher consumer debt, loss of consumer confidence, interest rates, reduced access to credit and falling home prices. Decreases in comparable store sales, customer traffic or average value per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products, particularly higher-end products, could affect profitability and margins. The potential effects of the economic and financial crisis are difficult to forecast and mitigate. As a consequence, our sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast results to be expected in future periods. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

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
     Our success depends on maintaining relationships with key customers. We have several customers upon which we depend for the sale of a large percentage of our products. For example, approximately 55% of our business is through Wal-Mart. Customer orders are dependent upon their markets and may vary significantly in the future based upon the demand for our products. The loss of one or more of such customers, or a declining market in which such customers reduce orders or request reduced prices, could have a material adverse effect on our business.
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
     We depend on foreign contract manufacturers for substantially all of our manufacturing requirements. During 2009 the Company purchased 99% of its products from one major supplier, who, in turn, distributes the manufacturing to multiple companies in mainland China. We also rely on contract manufacturers to procure components, assemble, and package our products. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would have an adverse effect on our business. Because our major supplier and contract manufacturers are located in mainland China, we are exposed to risks of political uncertainty, including United States foreign trade treaties and foreign laws.
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
     In the past the increased cost of raw materials and manufacturing has adversely affected our profits. During 2009 we experienced a decline in our manufacturing costs due to a decline in the costs of raw materials such as steel, plastic, wood and brass, but there can be no assurance that this favorable trend will continue. The price and availability of production materials for our products are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Industry competition and the timing of price increase by suppliers and manufacturers limit to some extent our ability and the ability of other industry participants to pass raw material cost increases on to customers. We are not advised of the source or availability of the raw materials for our manufacturers. Although alternative sources exist from which we could obtain such raw materials, we do not currently have supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.
     Demand for our products and our financial results are dependent on the successful development of new products and processes. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products on a timely basis to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in their development or these new products may not be commercially successful.
     While we manufacture a variety of products, we rely primarily on the sale of gun cleaning kits and gun safety products as our major source of revenue. Although we sell a number of different products, we rely primarily on two product lines — gun cleaning kits and gun safety products - which accounted for approximately 84% of our total revenues in 2009. Should our sales of either of these product lines significantly decline due to the loss of customers, or a declining market in which such customers reduce orders or request reduced prices, it could have a material adverse effect on our business.
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
     We may be adversely affected by legislation and regulation over firearms. The business of all producers, manufacturers, and marketers of firearms and firearms’ parts is subject to thousands of federal, state and local laws and governmental regulations and protocols. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. From time to time, congressional committees review proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. When such laws restrict the ownership of guns, they will have a material adverse effect on our business since our major products are gun and hunting related. Such laws, rules, regulations and protocols are subject to change. There can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.
     We extend credit to our customers and should our customers default on their obligations to us, we may be subject to credit risk. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of its customers. The majority of our accounts are factored on a non-recourse basis, which reduces the Company’s exposure to credit risk. At the end of 2009 we entered into a Receivables Purchase Agreement with Wachovia Bank which further reduced our credit risk exposure. We also maintain allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. In sum, credit risk is considered by management to be limited due to the Company’s customer base, its account receivable factoring and selling arrangements, and its customers’ financial resources.
     We Need Liquidity to Operate Our Business. Due to the capital demands of operating our business it is necessary that we have continuous liquidity. Our liquidity is, in large part, dependant on our ability to factor and sell our account receivables. We also maintain a $1,000,000 line of credit with a local bank. In the event each of these agreements and arrangements terminate or fail for any reason, it is likely to have a negative effect on our ability to operate at the same level.
     The inability to secure and maintain rights to intellectual property could adversely affect our business. With the exception of “Gunmaster” we have not to date registered or trademarked any of our product names. While we may seek to protect our intellectual property, and have trademarked the GunMaster® name, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products.
     Moreover, with the exception of our Gun Cleaning Kit, our four other patented products expired in 2009. Our failure or inability to protect our proprietary rights could have a material adverse affect on our business, financial condition and results of operations. Among other things, it could foster more competition or create identical products sold under different labels. Moreover, inasmuch as we will often seek to manufacture products that are similar to those manufactured by others, it is critical for us to insure that our manufactured products do not infringe upon existing patents of others. Patent and other type intellectual property lawsuits are extremely expensive to prosecute or defend, and in either case success cannot be assured.
     The sale of our licensed products depends on the goodwill associated with the name and brand and the success of our licensors. Licensed products sold by us compete, in part, on the goodwill associated with the name and brand and the success of our licensors. In January 2009 we entered into a licensing agreement with Olin corporation for the use of the “Winchester®” trademark. A decline in the perceived quality of the Winchester® products or name, or other circumstances adversely affecting its reputation could significantly damage our ability to sell our licensed products. Moreover the expiration or termination of the licenses may adversely impact our net sales revenues for those products.
     The Company has engaged in several related-party transactions, which were not effected in arms-length transactions. On occasion, we have engaged with related parties, including our chief executive officer and certain shareholders in related party transactions. These transactions include loans made by and to the Company, and were not arms-length. See “Certain Relationships and Related Transactions, and Director Independence” at Item 13. There has been no independent evaluation of the transactions, and therefore there can be no assurance that these transactions are fair to the Company.
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
We face risks associated with international activities. These activities expose us to various economic, political, and other risks, including the following:
•	Compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	Foreign exchange rate fluctuations;

•	Limitations on exports;

•	The possibility of appropriation of our assets without just compensation;

•	Overlap of tax issues;

•	Tariffs and duties;

•	The burdens and costs of compliance with a variety of foreign laws; and political or economic instability in countries in which we conduct business, including possible terrorist acts.
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

     The Company also maintains an office in Bentonville, Arkansas. This location consists of approximately 1,230 square feet of office space and is leased at a monthly rent of $922 and expires March 31, 2011.
     The Company’s primary distribution center is located at 3700 Old Shackleford Road, Little Rock, Arkansas 72204. This facility consists of 102,000 square feet of warehouse space and approximately 800 square feet of office space. This warehouse space is leased at a monthly rent of $9,791.75, and expires December 31, 2010. There is one four-year renewal option. The lease provides for an increase in the monthly rent of $425 beginning in the second year.
     The Company has a secondary distribution facility located in Los Angeles, California under a third party arrangement. The Company pays $2,375 a month to lease a portion of warehouse space. This arrangement is on a month-to-month basis, with no formal written agreement.
     The Company also maintains an executive office in Miami Beach, Florida at the residence of its president, David A. Collins. The Company pays a monthly office allowance to Mr. Collins, the Company’s President, of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm-length negotiation; however, the Company has not recently determined whether the arrangement is or is not competitive with comparable office space and secretarial support.
ITEM 3. LEGAL PROCEEDINGS
          None
ITEM 4. REMOVED AND RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(1) Over the Counter Market. On June 19, 2000, our common stock began trading on the NASDAQ Over-the-Counter Bulletin Board market under the trading symbol DAAT. The high and low bid information for each quarter is presented below. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2008	$1.05	$0.68
June 30, 2008	$0.92	$0.75
September 30, 2008	$0.89	$0.69
December 31, 2008	$0.75	$0.27
March 31, 2009	$0.39	$0.25
June 30, 2009	$0.80	$0.29
September 30, 2009	$0.94	$0.65
December 31, 2009	$0.96	$0.68
(2) Shareholders. As of March 17, 2010, there were approximately 65 holders of record, excluding those held in street name, of our 5,793,699 shares of common stock outstanding. This does not include owners of the Company’s securities held in street name.
(3) Dividends. We have not paid a cash dividend on the common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Although there is no restriction to pay dividends as of the date of this registration statement, we have no present intention to declare dividends.
(4) Repurchases of Securities.
     The Company did not repurchase any of its common stock during the fourth quarter of 2009.
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
          The Company reported net income of $553,555 on net sales of $14,680,709 for 2009 as compared to net income of $356,694 on net sales of $17,042,361 for 2008. Net income increased $196,861, or 55%, while net sales decreased $2,361,652, or 14%. Earnings per share increased from $0.06 to $0.10, a 67% increase.
          As previously reported, in 2009 the Company eliminated several low gross margin products in the hunting and camping and household lines and shifted its sales efforts back to its core gun cleaning and maintenance line. Gross Sales of the Company’s gun cleaning and maintenance products increased $1,828,456, or 21% over 2008, offsetting somewhat the lost sales due to the elimination of the lower gross margin items.
          The reversal during 2009 of the inflationary pressure the Company experienced in prior years from rising commodity prices had a positive effect on gross margins, as did the elimination of the lower gross margin products. Gross margins increased from 23% in 2008 to 28% in 2009. Because of this increase in gross margins, the Company’s gross profit increased $297,086, or 8% over 2008, despite the $2,361,652 decrease in net sales.
          Operating expenses remained virtually unchanged in 2009 as compared to 2008. Operating expenses increased 3.6%, from $2,923,194 in 2008 to $3,029,997 in 2009. These increases were directly related to the opening of the west coast distribution center and office in Bentonville, Arkansas.

     Financial Condition
          A summary of the significant balance sheet items is summarized below:

	2009	2008
Accounts receivable	$929,082	$495,718
Due from factor	$27,592	$1,542,918
Inventories	$4,479,347	$2,742,563
Accounts payable-trade	$776,093	$795,136
Total current assets	$5,931,867	$5,483,389
Total current liabilities	$1,072,590	$1,107,814
Net working capital	$4,859,277	$4,375,575
Stockholders equity	$5,530,234	$5,005,598
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
          Accounts receivable on the Company’s balance sheet represents those receivables that have not yet been legally assigned to the factor. Due from factor represents the net equity the Company has in its assigned receivables reduced by any funds advanced by the factor. At December 31, 2009 and 2008, these amounts are calculated as follows:

	2009	2008
Total accounts receivable	$2,010,322	$5,220,636
Less: assigned receivables	(1,081,240)	(4,724,918)

Net accounts receivables	$929,082	$495,718

Assigned receivables	$1,081,240	$4,724,918
Less: Funds advanced	(1,053,648)	(3,182,000)

Due from factor	$27,592	$1,542,918

          On December 4, 2009, the Company entered into a Receivables Purchase Agreement with Wachovia Bank wherein the Company sells its receivables from Wal-Mart at a discounted price to Wachovia Bank. This agreement is part of a vendor finance program initiated by Wal-Mart on behalf of their vendors. Under the terms of the agreement, Wal-Mart confirms to

Wachovia, normally within five to seven business days, that they accept and agree to pay certain receivables generated by sales to them by the Company. Wachovia then purchases these confirmed receivables, discounted at an annual rate equal to the 90 day LIBOR rate plus 1.75% for the number of days remaining until the receivables come due under our normal terms with Wal-Mart. We believe, under the terms of the agreement with Wachovia, the discount charged by Wachovia is less than the fee charged by our factor. In addition there is no interest charge to us since the receivables are being purchased by Wachovia as contrasted to loans in the case of our factor. Under the agreement Wachovia is entitled to reject any receivable. Either party may terminate the agreement upon 30 days notice to the other. We believe, this agreement will result in substantial savings for the Company. This agreement does not impact or effect our factoring arrangement with receivables other than those generated from our relationship with Wal-Mart.
          To effectuate the transition from our factor to Wachovia, it was necessary to receive release from our factor of their claim to any receivables previously assigned to them. In order to accomplish this, Wal-Mart agreed to pay all invoices assigned to our factor prior to their normal due date. In late December 2009, the Company’s factor received payment from Wal-Mart for approximately $2.1 million in receivables prior to their normal due date, and an additional $200,000 in January 2010, which paid off all Wal-Mart receivables assigned to our factor. This early payment of $2.1 million, coupled with the reduced sales in the fourth quarter from the elimination of certain products, resulted in the $3,210,314 reduction in total receivables at December 31, 2009 as compared to 2008.
          Inventories
     Inventories increased $1,736,784 from 2008 to 2009. This increase was the result of fourth quarter sales being less than what management had estimated. This additional inventory has been rolled over for sale into 2010 as it consists of products commonly sold to the Company’s major customers. This has resulted in the Company having to reduce its manufacturing orders in the first quarter of 2010.
          Liabilities
          Trade accounts payable, which is related primarily to inventory purchases, remained virtually unchanged from 2008, despite the increase in inventory.
          Liquidity and Capital Resources
          Our primarily source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. We maintain an account receivable factoring arrangement in order to insure an immediate cash flow. The factor may also, at its discretion, advance funds prior to the collection of our accounts. Repayment of advances are payable to the factor on demand. Should our sales revenues significantly decline, it could affect our short-term liquidity. For the period ending December 31, 2009, the outstanding balance owed to our factor was $1,053,648.
     As previously reported in the Company’s 10Q for the period ending September 30, 2009, CIT Group, Inc., the parent company of the Company’s factor, filed for Chapter 11 protection under the federal bankruptcy code on November 1, 2009. On December 10, 2009, CIT Group, Inc. emerged from Chapter 11 proceedings pursuant to a prepackaged plan of reorganization that was confirmed by an order of the United States Bankruptcy Court for the Southern District of New York on December 8, 2009. The Company continues to factor most of its receivables (excluding Wal-Mart) with CIT Group/Commercial Services, Inc. There has been no interruption in services or funding provided by the Company’s factor. Moreover, by entering into a Receivables Purchase Agreement with Wachovia Bank for the Company’s Wal-Mart receivables and securing a $1,000,000 line of credit, the Company believes it has protected itself from any interruption in required cash needs should conditions change with the ability of its factor to provide funding. These actions have also protected the Company by reducing its risk of loss to an immaterial amount should its factor fail in implementing its reorganization plan. The Company has and will continue to monitor the financial status of its factor.
          On December 4, 2009 the Company entered into a Receivables Purchase Agreement with Wachovia Bank, certain terms of which are discussed above, for the sale of the Company’s receivables with Wal-Mart to Wachovia. The Company began receiving funding under this agreement on February 2, 2010.
          On August 10, 2009 the Company secured a $1,000,000 line of credit with a local bank, collateralized by its inventory. This line of credit was renewed on February 10, 2010 and matures on April 10, 2011. The interest rate on this line of credit is 6%. At December 31, 2009, the Company did not have an outstanding balance on this line of credit.
          The Company has two demand notes with a local bank guaranteed by our CEO, David Collins. The loans bear interest at 7.25% and mature in 2010. The total principal balance of these loans on December 31, 2009 totaled $52,454. We believe our revenues will be sufficient to pay these obligations. If not, we will seek to refinance them or request our shareholder to pay his guarantees.
     Off-Balance Sheet Arrangements
     The Company is a party to a lease arrangement for its executive offices. Information pertaining to this arrangement is present in Item 2 – Properties and Item 13 – Certain

Relationships and Related Transactions, and Director Independence. The Company does not believe that this arrangement has, or is reasonably likely to have, a material effort on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
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
          Trends
          In previous years, our business faced the issue of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak dollar. This put pressure on our margins and overhead costs. During 2009, this trend reversed itself, as decreases in raw materials and other costs resulted in decreased manufacturing costs for the Company’s products. These decreased manufacturing costs had a favorable impact on our business as our gross margins increased significantly over previous years. It is difficult to ascertain whether this trend will continue in the future (See “Risk Factors”).
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
          Our consolidated financial statements are contained in pages F-1 through F-22 following.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          As more fully described in a Form 8-K that we filed with the SEC on January 7, 2010, we were notified that, effective January 1, 2010, Frost, PLLC (“Frost”), our independent accountant, and the principal accountant who was engaged to audit our financial statements, and certain partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a Combination Agreement by and among Frost, MSWFT and Frazer Frost, each of Frost and MSWFT contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming Frost’s engagement letter with us and becoming our new independent accounting firm, and the principal accountant engaged to audit our financial statements, effective January 1, 2010. As a consequence of the transaction between Frost and MSWFT forming Frazer Frost, and simultaneously with the effectiveness of this transaction, Frost resigned as our certifying accountant. The Company’s Board of Directors—there being no audit or other similar committee of the Board—approved the change by resolution dated January 7, 2010.

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
          Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.
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
          Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified did not result in the restatement of any previously reported consolidated financial statements or any other consolidated financial statement disclosure for the past year.
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
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 9A(T). CONTROLS AND PROCEDURES.
          Information not required.

ITEM 9B. OTHER INFORMATION
               There was no information reportable on Form 8K for the 2009 fourth quarter, which has not otherwise been reported.
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

Name	Age	Position	Term
David A. Collins	64	President, CEO, Director	2009-2010

Robert C. Goodwin	53	CFO/Director	2009-2010
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

(2) Compliance with Section 16(a) of the Securities Act of 1934
          Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2009, all Reporting Persons complied with all applicable filing requirements.
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
SUMMARY COMPENSATION TABLE

				All Other
Name and Principal Position	Year	Salary	Commission	Compensation	Total
David A. Collins, PEO	2009	$120,000	$450,443	$66,000	$636,443
	2008	120,000	423,747	66,000	609,747

Robert C. Goodwin, PFO	2009	77,400			77,400
	2008	77,400			77,400
(1) Board of Directors
          Our directors do not receive compensation in any form for their services as Directors.
(2) Employment Contracts and Other Compensation
          David A. Collins serves in the capacity of Chairman and CEO under a five (5) year Employment Agreement commencing December 1, 2005, and unless terminated according to its terms, is renewable for three additional five-year terms. This Agreement may not be terminated by the Company except for cause, defined as a felony conviction, or violation of the non-compete or confidentiality provisions. If cause is found, Mr. Collins will cease to receive compensation. Furthermore, Mr. Collins may terminate his agreement at any time upon 30 days advance written notice to the Company; should he elect to do so, the Company will discontinue payment of benefits, except that any stock options already granted will remain in force. Should Mr. Collins be terminated from his position with the Company, he agrees not to compete with the Company for a period of twelve (12) months following the date of termination. Mr. Collins is compensated both with salary and commissions on all sales generated by the accounts/customers of Mr. Collins of between 3%-5%. This agreement was recently corrected to due to a scrivener’s error relating to the period of time that Mr. Collins’ estate would receive certain benefits in the event of his demise.
          In addition, for the years 2008 and 2009, David A. Collins leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm-length negotiations; however, the Company has determined the arrangement to be competitive with comparable office space and secretarial support.
          All other officers and employees serve at the discretion of the Board of Directors, and do not have employment contracts.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 17, 2010 by (a) each person known by us to be the beneficial owner of five (5) percent or more of the outstanding common stock and (b) all executive officers and directors both individually and as a group. Included are any securities that any person or group identified has the right to acquire within sixty (60) days pursuant to options, warrants, and conversion privileges or other rights. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 5,793,699 shares of common stock outstanding.
          (1) Security Ownership of Certain Beneficial Owners.

		Number of Shares	Percent
Title of Class	Name and Address of Beneficial Owner	Beneficially Owned	of Class
Common Stock	Kennerman Associates	785,020	13.5%
	Saratoga Springs, NY

Common Stock	Praetorian Capital Management LLC
	Miami Beach, FL	575,255	9.9%

Common Stock	David A. Collins	500,500 [1]	8.6%
	Miami Beach, FL

Common Stock	Midsouth Investor Fund LP	370,000	6.4%
	Nashville, TN

[1]	Includes 32,000 shares owned by the Collins Family Trust. David Collins acknowledges beneficial ownership and control of the shares held in this Trust. The beneficiaries of the Collins Family Trust are Payton P. Collins and David A. Collins, Jr.
          (2) Security Ownership of Management

		Number of Shares	Percent
Title of Class	Name and Address of Beneficial Owner	Beneficially Owned	of Class
Common Stock	Robert C. Goodwin	19,073	0.33%
	N. Little Rock, AR

Common Stock	David A. Collins	500,500	8.6%
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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None –none outstanding	zero –none outstanding	1,000,000
Equity compensation plans not approved by security holders	None–none outstanding	zero–none outstanding	None
Total	None	None	1,000,000
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
          At December 31, 2009 and 2008, the Company has a non-interest bearing note receivable of $216,377 and $170,382, respectively, from David A. Collins, Chairman and CEO. This note is due December 31, 2010. This note was not negotiated in an arms-length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.
          At December 31, 2009 and 2008, the Company has a non-interest bearing note receivable of $72,518 and $72,518, respectively, from DAC Investment and Consulting, Inc., a company wholly-owned by David A. Collins, our Chairman and CEO. This note is due December 31, 2010. This note was not negotiated in an arms-length transaction, and the Company has not undertaken any independent evaluation to determine the fairness of the transaction.

          David A. Collins, Chairman and CEO, has personally guaranteed loans obtained by the Company from a local bank. The total of these loans at December 31, 2009 and 2008 was $52,454 and $104,609, respectively. The notes are due on various dates in 2010. The Company intends to refinance the loans when they mature; in the event they cannot be refinanced the Company believes it will have adequate resources to pay off the loans. Mr. Collins has also personally guaranteed repayment of funds borrowed by the Company under its factoring agreement. The amounts borrowed under this factoring agreement at December 31, 2009 and 2008 were $1,053,648 and $3,182,000, respectively. In addition, Mr. Collins has also personally guaranteed repayment of any funds the Company may borrow on its $1,000,000 line of credit with a local bank. As of December 31, 2009 there is no outstanding balance on this line of credit. Although the Company has not undertaken any independent evaluation to determine the fairness of the transaction, management believes that the terms of this transaction are at least as favorable as the terms the Company could have obtained from an unaffiliated third party.
          For the years 2009 and 2008, our Chief Executive Officer, David Collins, leased a portion of his home in Miami, Florida to the Company, which serves as the Company’s executive office. The Company pays a monthly office allowance to Mr. Collins, the Company’s President of $5,500, for approximately 1200 square feet and secretarial support. There is no lease agreement for these premises. This office arrangement was not the product of arm-length negotiation; however the Company has determined the arrangement to be is competitive with comparable office space and secretarial support.
ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES
(1) Audit Fees
          The Company incurred the following fees to Frost, PLLC, the Company’s independent auditors, for services rendered during the fiscal years ending December 31, 2009 and December 31, 2008:

		(1)	(2)	(3)
		Audit	Audit	Tax	(4)
	Total	Fees	Related	Compliance	Other
2009	$72,680	$70,254	$-0-	$2,426	$-0-

2008	$88,330	$85,526	$-0-	$2,804	$-0-

(1)    Audit Fees. The aggregate fees billed for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by Frost in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008.
(2)    Audit-Related Fees. Audit related fees are for professional services for assurance and related services by Frost that are reasonably related to the performance of the audit or review of our financial statements and that are not reported above under “Audit Fees” for years ended December 31, 2009 and 2008. There were no such services provided during 2009 or 2008.
(3)    Tax Fees. The aggregate fees billed by Frost for professional services related to tax compliance including preparation of federal and state tax returns. These services were approved in advance by the Board of Directors.
(4)     All Other Fees. There were no other fees billed by Frost for the fiscal years ended December 31, 2009 and 2008.
          As more fully described in a Form 8-K that we filed with the SEC on January 7, 2010, we were notified that, effective January 1, 2010, Frost, PLLC and certain partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) formed Frazer Frost, LLP, a new partnership. Pursuant to the terms of a combination agreement by and among Frost, MSWFT and Frazer Frost, each of Frost and MSWFT contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming Frost’s engagement letter with us and becoming our new independent accounting firm, and the principal accountant engaged to audit our financial statements, effective January 1, 2010. As a consequence of the transaction between Frost and MSWFT forming Frazer Frost, and simultaneously with the effectiveness of this transaction, Frost resigned as our certifying accountant.
     The Company has reaffirmed Frazer Frost as independent registered certified public accountants for 2009 and 2010.
          Audit committee. The Company does not have a standing Audit Committee of its Board of Directors.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     The following documents are incorporated by reference from the Registrant’s Form 10-SB filed with the Securities and Exchange Commission (the “commission”) file #000-29211, on January 28, 2000 and the 2004 10KSB.

Exhibit	Description
2	Asset Purchase Agreement

3.1	Articles of Incorporation

3.2	Bylaws

10.1	Office Lease

10.1.1	Warehouse Lease

10.2	Factoring Agreement

10.3.1	Amended Employment contract of David A. Collins

10.3.2	Amended Employment contract of David A. Collins*

14.1	Code of Business Conduct & Ethics

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32-1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

*	These exhibits are enclosed within this filing.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
December 31, 2009 and 2008
Consolidated Financial Statements
With
Report of Independent Registered Public Accounting Firms

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Little Rock, Arkansas
     We have audited the accompanying consolidated balance sheet of DAC Technologies Group International, Inc. as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of DAC Technologies Group International, Inc. as of December 31, 2008 were audited by FROST, PLLC who was merged into FRAZER FROST, LLP, and whose report dated March 30, 2009, expressed an unqualified opinion on those financial statements.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAC Technologies Group International, Inc. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Frazer Frost, LLP

Independent Registered Public Accounting Firm
Little Rock, Arkansas
March 26, 2010

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
DAC Technologies Group International, Inc.
Little Rock, Arkansas
     We have audited the accompanying consolidated balance sheet of DAC Technologies Group International, Inc. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAC Technologies Group International, Inc. as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Frost, PLLC

Independent Registered Public Accounting Firm
Little Rock, Arkansas
March 30, 2009

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Current assets
Cash	$430,436	$599,103
Accounts receivable, less allowance for doubtful accounts of $20,000 in 2009 and 2008	929,082	495,718
Due from factor	27,592	1,542,918
Inventories	4,479,347	2,742,563
Prepaid expenses and deferred charges	53,460	72,068
Deferred income tax asset	11,950	31,019

Total current assets	5,931,867	5,483,389

Property and equipment
Leasehold improvements	57,232	55,323
Furniture and fixtures	333,161	297,356
Molds, dies and artwork	560,952	536,809

	951,345	889,488
Accumulated depreciation	(674,486)	(623,477)

Net property and equipment	276,859	266,011

Other assets
Patents and trademarks, net of accumulated amortization of $135,434 and $119,772 in 2009 and 2008, respectively	117,346	121,718
Deposit	17,351	17,351
Advances to employees	29,658	28,617
Notes receivable
Long-term	20,000	20,000
Related party	72,518	72,518
Stockholder	216,377	170,382

Total other assets	473,250	430,586

Total assets	$6,681,976	$6,179,986

	2009	2008
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$52,454	$104,609
Accounts payable	776,093	795,136
Accrued payroll tax withholdings	27,780	25,519
Accrued expenses — other	145,097	92,850
Income taxes payable	71,166	89,700

Total current liabilities	1,072,590	1,107,814

Deferred income tax liability	79,152	66,574

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at December 31, 2009 and 2008; 5,793,699 and 5,882,999 shares outstanding at December 31, 2009 and 2008, respectively	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(401,043)	(372,124)
Retained earnings	3,961,852	3,408,297

Total stockholders’ equity	5,530,234	5,005,598

Total liabilities and stockholders’ equity	$6,681,976	$6,179,986

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Statements of Income
For the Years Ended December 31, 2009 and 2008

	2009	2008
Sales, net of returns and allowances	$14,680,709	$17,042,361

Cost of sales	10,546,557	13,205,295

Gross profit	4,134,152	3,837,066

Operating expenses
Selling	1,800,138	1,752,243
General and administrative	1,229,859	1,170,951

Total operating expenses	3,029,997	2,923,194

Income from operations	1,104,155	913,872

Other income (expense)
Interest expense	(201,102)	(275,507)
Other income	29	169

Total other expense, net	(201,073)	(275,338)

Income before income tax provision	903,082	638,534

Provision for income taxes	349,527	281,840

Net income	$553,555	$356,694

Basic and diluted earnings per share	$0.10	$0.06

Weighted-average number of common shares
Basic	5,809,483	6,020,485
Diluted	5,809,483	6,020,485
The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008

	Common Stock
	Shares	Amount
Balance — January 1, 2008	$6,323,364	$6,323

Purchase of treasury stock	—	—

Net income	—	—

Balance — December 31, 2008	6,323,364	6,323

Purchase of treasury stock	—	—

Net income	—	—

Balance — December 31, 2009	$6,323,364	$6,323

	Additional
	Paid-in	Treasury Stock		Retained
	Capital	Shares	Cost	Earnings	Total
Balance — January 1, 2008	$1,963,102	$281,965	$(307,147)	$3,051,603	$4,713,881

Purchase of treasury stock	—	158,400	(64,977)	—	(64,977)

Net income	—	—	—	356,694	356,694

Balance — December 31, 2008	1,963,102	440,365	(372,124)	3,408,297	5,005,598

Purchase of treasury stock	—	89,300	(28,919)	—	(28,919)

Net income	—	—	—	553,555	553,555

Balance — December 31, 2009	$1,963,102	$529,665	$(401,043)	$3,961,852	$5,530,234

The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income	$553,555	$356,694
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	51,009	50,019
Amortization	15,662	15,564
Deferred income taxes	31,647	38,270
Changes in operating assets and liabilities
Accounts receivable	(433,364)	(232,072)
Due from factor	1,515,326	(777,408)
Inventories	(1,736,784)	2,182,712
Prepaid expenses and deferred charges	18,608	43,618
Income taxes receivable	—	153,870
Repayments (advances) to employees	(1,041)	308
Accounts payable	(19,043)	(1,597,914)
Accrued payroll tax withholdings	2,261	181
Accrued expenses other	52,247	53,978
Income taxes payable	(18,534)	89,700

Net cash provided by operating activities	31,549	377,520

Cash flows from investing activities
Purchases of property and equipment	(61,857)	(41,894)
Payments for patents and trademarks	(11,290)	(3,520)
Net repayments (advances) on note receivable — stockholder	(45,995)	8,083

Net cash used by investing activities	(119,142)	(37,331)

Cash flows from financing activities
Payments on notes payable	(52,155)	(78,577)
Purchase of treasury stock	(28,919)	(64,977)

Net cash used by financing activities	(81,074)	(143,554)

Net increase (decrease) in cash	(168,667)	196,635

Cash — beginning of year	599,103	402,468

Cash — end of year	$430,436	$599,103

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$201,491	$275,808
Taxes	336,414	—
The accompanying notes are an integral part of these consolidated financial statements.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
1.	Organization and Nature of Business
     DAC Technologies Group International, Inc. (“DAC”) develops, manufactures and markets various patented and unpatented consumer products that are designed primarily for hunters, gun owners and outdoor enthusiasts. The majority of DAC products are manufactured and imported from mainland China and are shipped to DAC’s central warehouse facility in Little Rock, Arkansas. These products, along with other items manufactured in the United States, are sold primarily to major retail chains throughout the United States.
2.	Summary of Significant Accounting Policies
a.	Principles of consolidation — The accompanying consolidated financial statements include the accounts of DAC Technologies Group International, Inc. and its wholly-owned subsidiary, Summit Training International (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in the consolidation.

b.	Revenue recognition — The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, which is an invoice, risk of loss has been transferred which is generally F.O.B shipping point, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

c.	Cash equivalents — The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents at December 31, 2009 or 2008.

d.	Accounts and notes receivable — The majority of the Company’s receivables are factored pursuant to a factoring agreement as described in Note 6. At December 31, 2009 and 2008, approximately 53% and 91%, respectively, of the Company’s accounts receivable, gross of the balance due to factor, was covered by this agreement. For receivables which are not covered under this agreement, the Company evaluates customer accounts on a periodic basis and records an allowance for amounts estimated to be uncollectible. Past due status is determined based upon contractual terms. Amounts that are determined to be uncollectible are written off against this allowance when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible accounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
2.	Summary of Significant Accounting Policies (cont.)
e.	Inventories — Inventories are stated at the lower of weighted-average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $11,211 and $61,011 at December 31, 2009 and 2008, respectively. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

f.	Property and equipment — Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following useful lives:

Leasehold improvements	8 years
Furniture and fixtures	10 years
Molds, dies and artwork	10 years
Depreciation expense of $51,009 and $50,019 was recognized during the years ended December 31, 2009 and 2008, respectively. Maintenance and repairs are charged to expense as incurred. Major additions and improvements of existing facilities are capitalized. For retirements or sales of property, the Company removes the original cost and the related accumulated depreciation from the accounts and the resulting gain or loss is reflected in other income (expense), net, in the accompanying consolidated statements of income.

g.	Patents and trademarks — Costs incurred in connection with the acquisition of patents and trademarks are capitalized and amortized over their estimated useful lives, which range from five to seventeen years.

h.	Income taxes — The Company utilizes the liability method of accounting for deferred income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities as of the year end date at the presently enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to be realized.

i.	Shipping and handling — All shipping and handling costs are included in selling expense in the accompanying consolidated statements of income. These costs totaled $342,977 and $353,019 for the years ended December 31, 2009 and 2008, respectively.

j.	Earnings per share — Basic earnings per share has been calculated using the weighted-average number of common shares outstanding for each year. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
2.	Summary of Significant Accounting Policies (cont.)
     The computations of basic earnings per share and diluted earnings per share are as follows:

	2009	2008
Net income	$553,555	$356,694

Weighted-average shares outstanding,
basic and diluted	5,809,483	6,020,485

Net earnings per share
Basic	$0.10	$0.06

Diluted	$0.10	$0.06

k.	Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l.	Fair value of financial instruments — The fair values of cash and cash equivalents, accounts receivables and notes payable approximate their carrying values due to the short-term nature of the instruments. The fair value of notes receivable, which is based on discounted cash flows using current interest rates, approximates the carrying value at December 31, 2009 and 2008.

m.	Impairment of long-lived assets — The Company reviews the carrying value of long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets. No triggering events were identified by management for the years ended December 31, 2009 or 2008.

n.	Impairment of patents and trademarks — The Company reviews the carrying value of intangible assets that have finite lives for impairment whenever triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets. No triggering events were identified by management for the years ended December 31, 2009 or 2008.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
2.	Summary of Significant Accounting Policies (cont.)
o.	New accounting pronouncements — The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). ASC is the single official source of authoritative, nongovernmental generally accepted accounting principles. The adoption of ASC did not have any impact on the consolidated financial statements included herein.
     In August 2009, the FASB issued ASC Update 2009-05, an update to ASC 820, “Fair Value Measurements and Disclosures.” This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s interim and annual consolidated financial statements for the year ended December 31, 2010. The Company has not determined the impact this update may have on the consolidated financial statements.
     ASC 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. The effective date of ASC 855 is interim or annual financial periods ending after June 15, 2009. This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. ASC 855 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. ASC 855 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This statement did not have a material impact on the consolidated financial statements as of December 31, 2009.
3.	Variable Interest Entities
     ASC 810, “Consolidation of Variable Interest Entities,” requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company holds a note receivable, which is a variable interest, from DAC Investment and Consulting, Inc. (“DAC Investment”) of $72,518. Since 2001, DAC Investment has provided consulting and sales services to the Company. For purposes of ASC 810, management determined that DAC Investment is a variable interest entity; however, the Company is not the primary beneficiary. The balance of the note receivable represents the Company’s maximum exposure to loss as a result of its involvement with DAC Investment.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
4.	Inventories
     Inventories consist of the following:

	2009	2008
Finished goods	$3,972,207	$2,314,319
Inventory in transit	492,568	415,102
Parts	14,572	13,142

	$4,479,347	$2,742,563

5.	Intangible Assets
     Intangible assets consist of the following:

	2009	2008
Finite-lived
Patents and trademarks, net of accumulated amortization of $135,434 and $119,772 in 2009 and 2008, respectively	$117,346	$121,718

     Aggregate amortization expense related to finite-lived intangible assets was $15,662 and $15,564 for the years ended December 31, 2009 and 2008, respectively. Future finite-lived intangible asset amortization expenses are as follows:

2010	$15,258
2011	15,258
2012	15,256
2013	13,443
2014	12,071
Thereafter	46,060

$117,346

     During 2009 and 2008, the Company acquired patents which pertain to technology incorporated into certain of the Company’s products. The Company paid $790 and $3,520 in 2009 and 2008, respectively, for these patents. The fair value of these patents is being amortized over the weighted-average expected lives of 17 years.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
6.	Due From Factor
     The Company factors a majority of its receivables without recourse under a credit risk factoring agreement, which is renewable annually. This agreement provides for factoring fees of .65% on the gross face amount of invoice, depending on the creditworthiness and location of an account (domestic or foreign). An additional fee of .25% is charged for each 30-day period, or part thereof, when the terms of sale exceed 90 days. Fees are calculated on the gross face value of each invoice. Additionally, this agreement provides for advances of funds on the factored receivable. Interest is charged at a greater of 4% or prime, which was 3.25% at December 31, 2009, on the outstanding funds in use. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets.
     These amounts are as follows:

	2009	2008
Accounts receivable factored	$1,081,240	$4,724,918
Amounts advanced and outstanding	1,053,648	3,182,000

Due from factor	$27,592	$1,542,918

7.	Notes Payable
     Notes payable consist of the following:

	2009	2008
Note payable to a bank; interest at 7.25%; payable on demand or if no demand, November 1, 2010; collateralized by the Company’s inventories, property and equipment, and personal guarantees of the Company’s major stockholders.	$27,722	$57,411

Note payable to a bank; interest at 7.25%; payable on demand or if no demand, November 12, 2010; collateralized by the Company’s inventories, property and equipment, and personal guarantees of the Company’s major stockholders.	24,732	47,198

	$52,454	$104,609

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
7.	Notes Payable (cont.)
     The weighted-average interest rates on short-term borrowings were 7.25% and 7.15% for the years ended December 31, 2009 and 2008, respectively. The Company recognized interest expense of approximately $10,000 and $12,000 for the years ended December 31, 2009 and 2008, respectively, on notes payable.
     On August 10, 2009, the Company obtained a six-month line of credit with maximum available borrowings of $1,000,000 with its local bank. The line of credit bears an interest a 6.00% through February 10, 2010, and is collateralized by the Company’s inventories and personal guarantees of the Company’s president and chief executive officer. The line of credit has no outstanding balance at December 31, 2009. The Company renewed the line of credit with the bank on February 10, 2010. The new line of credit has the same loan terms and matures on April 10, 2011.
8.	Equity
     During the years ended December 31, 2009 and 2008, the Company purchased 89,300 and 158,400 shares of common stock for $28,919 and $64,977, respectively. These shares are accounted for as treasury stock in the accompanying consolidated financial statements.
     On June 24, 2004, the Company issued 467,808 shares of common stock through private placement valued at $681,892. In addition to the shares, investors were also issued 233,904 warrants, which upon exercise, will be able to purchase an additional 233,904 shares at a price of $2.57 per share. The placement agent received a $69,000 fee and was issued 160,000 warrants that will allow it to purchase up to 160,000 shares of the Company’s common stock at a price of $2.57 per share. Additionally, legal expenses incurred related to the private placement were $16,844. The warrants expired on June 28, 2009.
9.	Stock Option Plan
     During 2000, the Company adopted the 2000 Equity Incentive Plan (the “Plan”), a nonqualified stock option plan. Under the terms of the Plan, officers, directors, employees and other individuals may be granted options to purchase the Company’s common stock at exercise prices determined by the Company’s Board of Directors. The terms and conditions of any options granted under the Plan, to include vesting period and restrictions or limitations on the options, will be determined by the Board of Directors. The maximum number of shares that can be granted under this Plan is one million shares of stock. At December 31, 2009, the Company had granted no options pursuant to this Plan.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
10.	Warrants
     A summary of warrant activity is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding — January 1, 2008	$393,901	$3	$—	$—
Granted	—	—	—	—

Outstanding — December 31, 2008	393,901	3	—	—
Granted	—	—	—	—
Expired	(393,901)	—	—	—

Outstanding — December 31, 2009	$—	$—	$—	$—

     The warrants expired on June 28, 2009.
11.	Income Taxes
     The provision for income taxes consists of the following:

	2009	2008
Current provision	$317,880	$243,570
Deferred provision	31,647	38,270

	$349,527	$281,840

     Reconciliations of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

	2009	2008
Income taxes computed at federal statutory tax rate	$307,049	$217,103
State tax provision, net of federal benefits	38,742	27,393
Nondeductible expenses and other	3,736	37,344

Provision for income taxes	$349,527	$281,840

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
11.	Income Taxes (cont.)
     Temporary differences that give rise to significant deferred tax assets are as follows:

	2009	2008
Allowance for doubtful accounts	$7,658	$7,658
Allowance for excess inventory	4,292	38,125
Accumulated tax depreciation in excess of book depreciation	(76,127)	(78,874)
Accumulated tax amortization in excess of book amortization	(3,025)	(2,464)

Net deferred tax asset (liability)	$(67,202)	$(35,555)

     The Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. ASC 740-10 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no significant unrecognized tax benefits at the date of adoption or at December 31, 2009. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2005 remain open to examination by the federal and state taxing jurisdictions to which it is subject.
12.	Related Party Transactions
     During the years ended December 31, 2009 and 2008, the Company made periodic advances to certain employees of the Company. At December 31, 2009 and 2008, the outstanding balances of advances to these individuals were $29,658 and $28,617, respectively.
     At December 31, 2009 and 2008, the Company held a note receivable of $216,377 and $170,382, respectively, due from an individual, who is both an employee and a stockholder, which is due on December 31, 2010. This note is unsecured and noninterest bearing.
     At December 31, 2009 and 2008, the Company held a note receivable of $72,518 due from a related party entity, which is owned by the individual discussed above, which is due on December 31, 2010. This note is unsecured and noninterest bearing. The note receivable has been classified as noncurrent in the accompanying consolidated balance sheets because repayment is not anticipated during the next year.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
12.	Related Party Transactions (cont.)
     For the years ended December 31, 2009 and 2008, consulting service fees in the amount of $60,000 were paid to a related party entity, which is owned by the individual discussed above. The related party provides consulting services to the Company on an ongoing basis.
     Certain stockholders of the Company have personally guaranteed the Company’s outstanding borrowings with a bank at December 31, 2009 and 2008.
13.	Commitments and Contingencies
a.	In December 2006, the Company leased new office and warehouse space. The office space lease agreement provides for rent at a rate of $7,757 per month and expires on January 31, 2011, with a renewal option through January 31, 2015. The warehouse space lease agreement provides for rent at a rate of $9,366 per month and expires on December 31, 2010, with a renewal option through December 31, 2014.
     In March 2009, the Company leased an office in Bentonville, Arkansas. The office space lease agreement provides rent at a rate of $922.50 per month and expires on March 31, 2011, with a renewal option through March 31, 2013.
     In July 2009, the Company opened a warehouse in Los Angeles, California. The warehouse is a third party arrangement under a month-to-month lease at a rate of $2,375 per month. The Company utilizes this facility to service certain Walmart distribution centers located in the western United States.
     Additionally, the Company leases space from a stockholder for office space for $5,500 per month under no formal lease agreement. Total rent expense for the Company was $322,655 and $282,559 for the years ended December 31, 2009 and 2008, respectively.
     At December 31, 2009, future minimum rental commitments under noncancelable operating leases in excess of one year are as follows:

2010	$226,899
2011	10,997

$237,896

b.	The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
14.	Major Customers and Suppliers
     During the year ended December 31, 2009, the Company recognized aggregate sales to two customers in the amount of approximately $8,030,000 and $2,308,000, which represented 55.3% and 15.9% of total net sales, respectively. During the year ended December 31, 2008, the Company recognized aggregate sales to two customers in the amount of approximately $12,135,000 and $1,736,000, which represented 71.2% and 10.2% of total net sales, respectively. Accounts receivable related to the sales were factored without recourse (Note 6).
     During the years ended December 31, 2009 and 2008, the Company purchased 99.9% of its products from one major supplier. The Company is dependent upon this supplier continuing in business and its ability to ship to the United States, but believes it could replace this supplier, if required to, at similar quality and terms.
15.	Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with a variety of customers. As discussed in Note 6, the Company factors a majority of its receivables under a factoring agreement. These accounts are factored on a nonrecourse basis which reduces the Company’s exposure to credit risk. Approximately 53% and 91% of the Company’s accounts receivable at December 31, 2009 and 2008, respectively, were factored. The Company also provides credit in the normal course of business to certain of its customers and performs ongoing credit evaluations of these customers. It maintains allowances for doubtful accounts and provisions for returns and credits based on factors surrounding the specific customers and circumstances. The Company generally does not require collateral from its customers. Credit risk is considered by management to be limited due to the Company’s customer base and its customer’s financial resources.
     At December 31, 2009 and 2008 and at various times throughout these years, the Company maintained cash balances with financial institutions in excess of the federally insured limit.
16.	Financial Information by Business Segment
     During the years ended December 31, 2009 and 2008, the Company operated in five primary business segments delineated by products or services. These segments are gun cleaning and maintenance, hunting and camping, household, gun safety and other products. The accounting policies of the Company’s segments are the same as those described in Note 2. The Company’s long-lived assets are located in the United States and China.

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
16.	Financial Information by Business Segment (cont.)
               Information concerning operations in these segments of business is as follows:

	2009	2008
Revenues
Gun cleaning and maintenance	$10,124,011	$8,369,446
Hunting and camping	1,378,694	3,236,058
Household	1,046,201	3,935,710
Gun safety	2,128,381	1,490,196
Other	3,422	10,951

Total revenues	$14,680,709	$17,042,361

Income before income tax provision
Gun cleaning and maintenance	$769,677	$791,945
Hunting and camping	(55,779)	(319,239)
Household	25,923	52,706
Gun safety	163,680	127,797
Other	(419)	(14,675)

Income before income tax provision	$903,082	$638,534

Identifiable assets
Gun cleaning and maintenance
United States	$2,471,813	$1,135,498
Hunting and camping
United States	760,039	720,555
Household
United States	612,443	554,351
Gun safety
United States	666,077	389,944
China	5,280	10,753
Other
United States	76,872	62,948
China	4,123	6,225
Corporate	2,085,329	3,299,712

Total identifiable assets	$6,681,976	$6,179,986

          Molds used to manufacture the Company’s security products and gun locks are located in China (Note 1).

DAC TECHNOLOGIES
GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
17.	Subsequent Events Evaluation Date
     The Company evaluated the events and transactions subsequent to its December 31, 2009, consolidated balance sheet date and, in accordance with FASB ASC 855-10-50, “Subsequent Events,” management determined there were no significant events necessary for disclosure through March 26, 2010, which is the consolidated financial statements issuance date.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized DAC Technologies Group International, Inc.

By:	/s/ David A. Collins

David A. Collins, Chairman, CEO and Principal Executive Officer March 31, 2010

By:	/s/ Robert C. Goodwin

Robert C. Goodwin, Principal Accounting Officer and Principal Financial Officer March 31, 2010