Form 10-Q
period 2010-03-31
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2010-05-17
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
     (1) Yes ☒     No ☐     (2) Yes ☒     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
     Indicate by check mark whether the registrant is a large filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of May 14, 2010, 6,323,364 shares of Common Stock are issued and 5,789,599 are outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Our condensed consolidated financial statements are contained in pages 2 through 5 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet
March 31, 2010 and December 31, 2009

	March 31	December 31
	2010	2009
	(unaudited)
Assets

Current assets
Cash	$278,899	$430,436
Accounts receivable, less allowance for doubtful accounts of $20,000 in 2010 and 2009	562,134	929,082
Due from factor	46,829	27,592
Inventories	3,968,241	4,479,347
Prepaid expenses and deferred charges	116,685	53,460
Income tax benefit	42,094	—
Current deferred income tax benefit	16,159	11,950

Total current assets	5,031,041	5,931,867

Property and equipment
Leasehold improvements	57,232	57,232
Furniture and fixtures	337,654	333,161
Molds, dies, and artwork	565,518	560,952

	960,404	951,345
Accumulated depreciation	(687,401)	(674,486)

Net property and equipment	273,003	276,859

Other assets
Patents and trademarks, net of accumulated amortization of $140,414 and $135,434 in 2010 and 2009	112,366	117,346
Deposits	17,351	17,351
Advances to employees	39,783	29,658
Note receivable
Long-term	20,000	20,000
Related party	72,518	72,518
Shareholder	282,710	216,377

Total other assets	544,728	473,250

Total assets	$5,848,772	$6,681,976

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet
March 31, 2010 and December 31, 2009

	March 31	December 31
	2010	2009
	(unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$41,787	$52,454
Accounts payable	203,171	776,093
Accrued payroll tax withholdings	26,545	27,780
Accrued expenses-other	41,709	145,097
Income taxes payable	—	71,166

Total current liabilities	313,212	1,072,590

Deferred income tax liability	79,152	79,152

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at March 31, 2010 and December 31, 2009; 5,793,699 shares outstanding at March 31, 2010 and December 31, 2009	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(401,043)	(401,043)
Retained earnings	3,888,026	3,961,852

Total stockholders’ equity	5,456,408	5,530,234

Total liabilities and stockholders’ equity	$5,848,772	$6,681,976

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2010 and 2009
Unaudited

	2010	2009
Net sales	$2,006,676	$3,533,456

Cost of sales	1,467,920	2,461,760

Gross profit	538,756	1,071,696

Operating expenses
Selling	334,361	445,789
General and administrative	301,049	278,049

Total operating expenses	635,410	723,838

Income (loss) from operations	(96,654)	347,858

Other income (expense)
Interest expense	(22,541)	(47,053)
Other income	—	14

Total other income (expense)	(22,541)	(47,039)

Income (loss) before income tax provision	(119,195)	300,819

Provision (benefit) for income taxes	(45,369)	116,520

Net income (loss)	$(73,826)	$184,299

Basic and diluted earnings (loss) per share	$(0.01)	$0.03

Weighted average number of common shares:
Basic and diluted	5,793,699	5,857,710
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
Unaudited

	2010	2009
Cash flows from operating activities
Net income (loss)	$(73,826)	$184,299
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	12,915	11,958
Amortization	4,980	3,654
Deferred income taxes	(4,209)	—
Changes in operating assets and liabilities
Accounts receivable	366,948	(152,586)
Due from factor	(19,237)	(393,377)
Inventories	511,106	(1,184,965)
Prepaid expenses and deferred charges	(63,225)	(56,539)
Income tax benefit	(42,094)	—
Advances to employees	(10,125)	(3,775)
Accounts payable	(572,922)	1,194,502
Accrued payroll tax withholdings	(1,235)	765
Accrued expenses other	(103,388)	(21,782)
Income taxes payable	(71,166)	36,870

Net cash used in operating activities	(65,478)	(380,976)

Cash flows from investing activities
Purchases of property and equipment	(9,059)	(1,465)
Payments for patents and trademarks	—	(790)
Net advances on notes receivable — stockholder	(66,333)	(50,506)

Net cash used by investing activities	(75,392)	(52,761)

Cash flows from financing activities
Payments on notes payable	(10,667)	(12,134)
Purchase of treasury stock	—	(28,919)

Net cash used in financing activities	(10,667)	(41,053)

Net decrease in cash	(151,537)	(474,790)

Cash — beginning of period	430,436	599,103

Cash — end of period	$278,899	$124,313

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
     Nature of Business
     DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. Since 2003, the Company’s primary business has been gun maintenance and gun safety, with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. In 2005, the Company began developing products in the hunting and camping market, and in 2007 and 2008 added a line of household products. In 2009, the Company eliminated a significant portion of its hunting and camping products and some of its household products due to their relatively low gross margins.
     Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 55% during 2009), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
     Virtually all of the Company’s products are manufactured and imported from mainland China and shipped to the Company’s central warehouse facility in Little Rock, Arkansas for distribution. These products, along with other items manufactured in the United States, are sold primarily to mass merchants and sporting goods retailers throughout the United States and international locations.

     Organization and Summary of Significant Accounting Policies
     Organization and Basis of Presentation
     The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July, 1999, the Company changed its name to DAC Technologies Group International, Inc.
     Unaudited Interim Condensed Consolidated Financial Statements
     The accompanying condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2010 and 2009, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10-K. The results of operations for an interim period are not necessarily indicative of the results for a full year.
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
     Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents at March 31, 2010 and 2009.
     Inventories
     Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $22,203 and $11,211 at March 31, 2010 and December 31, 2009, respectively. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

	Mar. 31, 2010	Dec. 31, 2009
Inventories consist of:
Finished goods	$3,893,286	$3,972,207
Inventory in transit	45,827	492,568
Parts	29,128	14,572

	$3,968,241	$4,479,347

     Due from Factor
     The Company factors some of its receivables, without recourse, under a credit risk factoring agreement. The fair values of accounts receivables and the amount due to the factor under this factoring agreement approximate their carrying values due to the short-term nature of the instruments. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheet. These amounts are as follows:

	Mar. 31, 2010	Dec. 31, 2009
Accounts receivable factored	$479,807	$1,081,240
Amounts advanced and outstanding	432,978	1,053,648

Due from factor	$46,829	$27,592

      See “Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
     Adoption of New Accounting Guidance
     In June 2009, the FASB issued authoritative accounting guidance (“Guidance”) that in part, amends de-recognition guidance for transfers of financial assets; eliminates the exemption from consolidation for qualifying special-purpose entities and requires additional disclosures. This Guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and is effective for the Company beginning in 2010. The adoption of the provisions of this Guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
     In June 2009, the FASB issued Guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of this Guidance require entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The Guidance also requires an enterprise to assess on an ongoing basis to determine whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This Guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and is effective for the Company beginning in 2010. In January 2010, the FASB indefinitely deferred certain provisions of this Guidance. The adoption of the provisions of this Guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
     Subsequent Events Evaluation Date
     The Company evaluated the events and transactions subsequent to its March 31, 2010 unaudited interim condensed consolidated financial statements in accordance with FASB ASC 885-10-50, “Subsequent Events”.

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
(a) Background
     We are in the business of developing, outsourcing the manufacture and marketing of, various consumer products, patented and non-patented. Our products were initially security related, evolving from various personal, home and automotive electronic security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. Beginning in 2003, with the introduction of our line of GunMaster® gun cleaning kits, we shifted our emphasis to gun cleaning items and related gun maintenance accessories. This product line accounted for 69% of the Company’s sales revenues in 2009. In 2009, we also entered into a trademark licensing agreement with Olin Corporation to market certain of our gun cleaning items under the Winchester® brand name for sale of these items to Wal-Mart. In the first quarter of 2010 we amended the agreement to allow us to sell these Winchester® branded items to any of our customers.
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
     Gun Cleaning & Maintenance. We market over fifty (50) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also market several kits that have been privately labeled for certain customers. This product area accounted for 57% and 71% of gross sales during the first three months of 2010 and 2009, respectfully.

     Hunting and Camping. This category includes Sportsman’s Lighter, game processing kit, two aluminum camping tables, and a turkey seat. This product area accounted for 9% and 6% of gross sales during the first three months of 2010 and 2009, respectfully.
     Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel and keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California. This product area accounted for 24% and 13% of gross sales during the first three months of 2010 and 2009, respectfully.
     Household Products. We market five household cleaner dusters and a line of household fireplace screens, tools and accessories. This product area accounted for 10% of gross sales during the first three months of 2010 and 2009.
(b) Financial Condition and Results of Operations
     Financial Condition
     A summary of the more significant changes in the Company’s balance sheet as of March 31, 2010 as compared to December 31, 2009 is presented below.

			Increase
	Mar. 31, 2010	Dec. 31, 2009	(Decrease)
Accounts receivable	$562,134	$929,082	$(366,948)
Inventories	3,968,241	4,479,347	(511,106)
Accounts payable	203,171	776,093	(572,922)
Accrued expenses-other	41,709	145,097	(103,388)
Income taxes benefit/(payable)	42,094	(71,166)	(113,260)
     The decrease in accounts receivable is related to the reduced sales in the first quarter of 2010 as compared to the fourth quarter of 2009. This reduction is normal, as the Company’s sales historically are significantly greater in the fourth quarter as compared to all other quarters. This historical trend also accounts for the decrease in inventories, and the resulting decrease in accounts payable due to the decreased inventory.
     The decrease in “Accrued Expenses-other” is directly related to the decrease in the quarterly licensing fee the Company owed for the Winchester® name for sales of those products during the fourth quarter of 2009 as compared to the first quarter of 2010.
     As of December 31, 2009, the Company had income taxes payable of $71,166 as compared to an income tax benefit of $42,094 as of March 31, 2010. This decrease is due to the operating loss incurred during the first quarter of 2010.

     Results of Operations
     For the three months ended March 31, 2010, the Company had a net loss of $73,826 on net sales of $2,006,676, as compared to net income of $184,299 on net sales of $3,533,456 for the same period ending March 31, 2009.
     The decrease in net sales of $1,526,780 is primarily related to a decrease in sales to the Company’s three largest customers which, in turn, was due to the timing of the quantity of purchases by such customers between the fourth quarters of 2008 and 2009 and the following first quarters of 2009 and 2010, respectively. None of these customers have reduced the variety of the Company’s products they carry, with the exception of one large gun cleaning kit by Wal-Mart, which was dropped at the end of the second quarter in 2009. This item will again be carried by Wal-Mart commencing in the third quarter of 2010. In addition, the decrease was also due, in part, to the entire gun-related market having experienced declines in retail sales during 2010. This is to be contrasted with the upward spike in gun and gun related sales beginning in the fourth quarter of 2008, and continuing through the second quarter of 2009,as a precursor to the commencement of the Obama administration and its then unpredictable position regarding gun controls.See “Gun Legislation.”
     The Company’s gross margins decreased from 30% for the three months ended March 31, 2009 to 27% for the three months ended March 31, 2010. This decrease is attributable to the licensing fee the Company now pays for the Winchester® name for products sold to Wal-Mart, as well as price reductions extended to Wal-Mart in mid-2009.
     Operating expenses for the three months ended March 31, 2010 were $635,410, a decrease of $88,428, or 12% over the three months ended March 31, 2009. This decrease is related primarily to reduced sales commissions and shipping costs resulting from the decrease in sales.
(c) Liquidity and Capital Resources
     Our liquidity needs arise primarily from inventory. Our primary source of cash is funds from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns substantially all of its receivables (excluding Wal-Mart) on a non-recourse basis. The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. This fee is included in interest expense on the Company’s condensed consolidated statements of operations. The factor may also, at its discretion, advance funds prior to the collection of our accounts, for which the Company is charged interest. The interest rate charged is the JPMorgan Chase Bank prime rate plus 1%, or 4%, whichever is greater. Advances are payable to the factor on demand. As of March 31, 2010, the Company had an outstanding advance balance with its factor in the amount of $432,978.
     In December 2009, the Company entered into a Receivables Purchase Agreement with Wachovia Bank/Wells Fargo wherein the Company sells its receivables from Wal-Mart at a discounted price to Wells Fargo. Wells Fargo purchases these receivables (normally within 10 to 14 days of creation) at a price equal to their face value, discounted at an annual rate equal to the 90 day LIBOR rate plus 1.75% for the number of days remaining until the receivables come due under our normal payment terms with Wal-Mart. Since this is a purchase, as opposed to a factoring arrangement, there are no interest charges to the Company for the period between funding from Wells Fargo and payment by Wal-Mart.

     In addition, the Company has a $1,000,000 line of credit with its local bank, collateralized by its inventory. This line of credit expired on February 10, 2010 and was renewed and extended to April 10, 2011. As of March 31, 2010, there was no outstanding balance on this line of credit.
     We believe that the sources of capital described above will continue to be available to us in the future and will be sufficient to meet our short-term and long-term liquidity requirements.
(d) Trends
     In prior years, our business faced the issue of increased manufacturing costs and margin erosion as a result of raw material, fuel and other utility price increases, and a weak U.S. dollar. This put pressure on our margins and overhead costs. During 2009, this trend reversed itself, as decreases in raw materials and other costs resulted in decrease manufacturing costs for the Company’s products. It is difficult to determine whether this trend will continue, or reverse itself again, during 2010. Should these costs increase, it could result in increased prices for our products, which could result in declining margins.
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
(f) Critical Accounting Estimates
     The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2009 audited consolidated financial statements included in the Company’s Form 10-K. The quarterly financial statements for the period ended March 31, 2010, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2009, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
     As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 9A of the Company’s December 31, 2009 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 1A. RISK FACTORS
     There have been no material changes in risk factors affecting the Company’s business from those disclosed in the Company’s Form 10-K for the fiscal year ending December 31, 2009.
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

Dated: May 17, 2010