Form 10-Q
period 2010-06-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2010-08-16
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of August 13, 2010, 6,323,364 shares of Common Stock are issued and 5,776,799 are outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Our financial statements are contained in pages 4 through 8 following.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet
June 30, 2010 and December 31, 2009

	June 30	December 31
	2010	2009
	(unaudited)
Assets
Current assets
Cash	$263,382	$430,436
Accounts receivable, less allowance for doubtful accounts of $20,000 in 2010 and 2009	644,998	929,082
Due from factor	450,184	27,592
Inventories	4,041,280	4,479,347
Prepaid expenses and deferred charges	95,192	53,460
Deferred tax asset	135,243	11,950

Total current assets	5,630,279	5,931,867

Property and equipment
Leasehold improvements	57,232	57,232
Furniture and fixtures	345,366	333,161
Molds, dies, and artwork	581,057	560,952

	983,655	951,345
Accumulated depreciation	(700,897)	(674,486)

Net property and equipment	282,758	276,859

Other assets
Patents and trademarks, net of accumulated amortization of $145,397 and $135,434 in 2010 and 2009	107,383	117,346
Deposits	17,351	17,351
Advances to employees	48,729	29,658
Note receivable
Long-term	20,000	20,000
Related party	72,518	72,518
Shareholder	344,189	216,377

Total other assets	610,170	473,250

Total assets	$6,523,207	$6,681,976

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet
June 30, 2010 and December 31, 2009

	June 30	December 31
	2010	2009
	(unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$28,533	$52,454
Accounts payable	1,034,958	776,093
Accrued payroll tax withholdings	26,518	27,780
Accrued expenses-other	33,361	145,097
Income taxes payable	—	71,166

Total current liabilities	1,123,370	1,072,590

Deferred income tax liability	79,152	79,152

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at June 30, 2010 and December 31, 2009; 5,776,799 shares outstanding at June 30, 2010 and December 31, 2009	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(411,114)	(401,043)
Retained earnings	3,762,374	3,961,852

Total stockholders’ equity	5,320,685	5,530,234

Total liabilities and stockholders’ equity	$6,523,207	$6,681,976

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Net sales	$4,043,602	$6,676,498

Cost of sales	3,035,668	4,656,934

Gross profit	1,007,934	2,019,564

Operating expenses
Selling	676,970	845,140
General and administrative	611,441	576,564

Total operating expenses	1,288,411	1,421,704

Income (loss) from operations	(280,477)	597,860

Other income (expense)
Interest expense	(41,360)	(88,319)
Other income	—	14

Total other income (expense)	(41,360)	(88,305)

Income (loss) before income tax provision	(321,837)	509,555

Provision (benefit) for income taxes	(122,359)	196,690

Net income (loss)	$(199,478)	$312,865

Basic and diluted earnings (loss) per share	$(0.03)	$0.05

Weighted average number of common shares:
Basic and diluted	5,788,164	5,825,528
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Net sales	$2,036,926	$3,143,041

Cost of sales	1,567,748	2,195,174

Gross profit	469,178	947,867

Operating expenses
Selling	342,609	399,352
General and administrative	310,392	298,514

Total operating expenses	653,001	697,866

Income (loss) from operations	(183,823)	250,001

Other income (expense)
Interest expense	(18,819)	(41,265)

Total other income (expense)	(18,819)	(41,265)

Income (loss) before income tax provision	(202,642)	208,736

Provision (benefit) for income taxes	(76,990)	80,170

Net income (loss)	$(125,652)	$128,566

Basic and diluted earnings (loss) per share	$(0.02)	$0.02

Weighted average number of common shares:
Basic and diluted	5,782,690	5,793,699
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$(199,478)	$312,865
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	26,411	24,672
Amortization	9,963	7,306
Deferred income taxes	(123,293)	—
Changes in operating assets and liabilities
Accounts receivable	284,084	(115,120)
Due from factor	(422,592)	1,018,748
Inventories	438,067	(2,656,519)
Prepaid expenses and deferred charges	(41,732)	(36,116)
Advances to employees	(19,071)	(6,394)
Accounts payable	258,865	1,043,058
Accrued payroll tax withholdings	(1,262)	1,141
Accrued expenses other	(111,736)	(49,229)
Income taxes payable	(71,166)	58,540

Net cash (used) provided by operating activities	27,060	(397,048)

Cash flows from investing activities
Purchases of property and equipment	(32,310)	(28,604)
Payments for patents and trademarks	—	(790)
Net payments (advances) on notes receivable — stockholder	(127,812)	(50,262)

Net cash used by investing activities	(160,122)	(79,656)

Cash flows from financing activities
Payments on notes payable	(23,921)	(24,454)
Purchase of treasury stock	(10,071)	(28,919)

Net cash used in financing activities	(33,992)	(53,373)

Net decrease in cash	(167,054)	(530,077)

Cash — beginning of period	430,436	599,103

Cash — end of period	$263,382	$69,026

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)
1. Forward-Looking Statements
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
2. Nature of Business and Organization
          DAC Technologies Group International, Inc. (the “Company”), is in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. Since 2003, the Company’s primary business has been gun maintenance and gun safety, with a target consumer base of sportsmen, hunters and outdoorsmen, and recreational enthusiasts. In 2005, the Company began developing products in the hunting and camping market, and in 2007 and 2008 added a line of household products. In 2009, the Company eliminated a significant portion of its hunting and camping products and some of its household products due to their relatively low gross margins.
          Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 55% during 2009), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
          Virtually all of the Company’s products are manufactured and imported from mainland China and shipped to the Company’s warehouse facilities in Little Rock, Arkansas and Los Angeles, California, for distribution. These products, along with other items manufactured in the United States, are sold primarily to mass merchants and sporting goods retailers throughout the United States and international locations.

          The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.
3. Basis of Presentation
          The accompanying condensed consolidated financial statements of the Company as of and for the six months ended June 30, 2010 and 2009, and three months ended June 30, 2010 and 2009, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10-K. The results of operations for an interim period are not necessarily indicative of the results for a full year.
4. Significant Accounting Policies
          Refer to the Company’s 2009 annual report on Form 10-K, Note 2 to the Consolidated Financial Statements, for a description of significant accounting policies. There have been no material changes to these policies.
5. Inventories
          Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $32,388 and $11,211 at June 30, 2010 and December 31, 2009, respectively. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

	June 30, 2010	Dec. 31, 2009
Inventories consist of:
Finished goods	$3,619,025	$3,972,207
Inventory in transit	395,901	492,568
Parts	26,354	14,572

	$4,041,280	$4,479,347

6. Due from Factor
          The Company factors some of its receivables without recourse under a credit risk factoring agreement. The fair values of accounts receivables and the amount due to the factor under this factoring agreement approximate their carrying values due to the short-term nature of the instruments. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheet. These amounts are as follows:

	June 30, 2010	Dec. 31, 2009
Accounts receivable factored	$501,446	$1,081,240
Amounts advanced and outstanding	(51,262)	(1,053,648)

Due from factor	$450,184	$27,592

          See “Management Discussion and Analysis of Financial Condition-Liquidity and Capital Resources.”
7. Adoption of New Accounting Guidance
          In June 2009, the FASB issued authoritative accounting guidance (“Guidance”) that in part, amends de-recognition guidance for transfers of financial assets, eliminates the exemption from consolidation for qualifying special-purpose entities and requires additional disclosures. This Guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and is effective for the Company beginning in 2010. The adoption of the provisions of this Guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
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
          In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2, and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by FASB Statement No. 157, “Fair Value Measurements” (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. Management does not anticipate the adoption of this guidance will have a material impact on the consolidated financial statements.

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

     (a) Background
          We are in the business of developing, marketing and outsourcing the manufacture of various consumer products, patented and non-patented. Our products were initially security related, evolving from various personal, home and automotive security devices, to firearm safety devices such as gun and trigger locks, cable locks and safes. Beginning in 2003, with the introduction of our line of GunMaster® gun cleaning kits, we shifted our emphasis to gun cleaning items and related gun maintenance accessories. This product line accounted for 69% of the Company’s sales revenues in 2009. In 2009, we also entered into a trademark licensing agreement with Olin Corporation to market certain of our gun cleaning items under the Winchester® brand name for sale of these items to Wal-Mart. In the first quarter of 2010 we amended the agreement to allow us to sell these Winchester® branded items to any of our customers.
          In 2005, the Company began to develop products for the hunting and camping market which includes game processing equipment, aluminum camping tables and other items. In 2007, the Company added a line of household items, including a line of household cleaning dusters and fireplace screens and related equipment. Sales in these two product lines—hunting and camping and household items— peaked in 2008, accounting for 19% and 23%, respectively, of the Company’s sales. In 2009, the Company eliminated a number of the low gross margin items resulting in a reduction of Company sales in these two areas to 9% and 7%, respectively.
          Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 55% in 2009), we have been able to considerably increase our business customer base with large sporting goods retailer, distributors and catalog companies.
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
          Gun Cleaning & Maintenance. We market over fifty (50) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also market several kits that have been privately labeled for certain customers. This product area accounted for 55% and 62% of gross sales during the first six months of 2010 and 2009, respectively.
          Hunting and Camping. This category includes Sportsman’s Lighter, game processing kit, two aluminum camping tables, and a turkey seat. This product area accounted for 16% and 13% of gross sales during the first six months of 2010 and 2009, respectively.
          Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel and keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California. This product area accounted for 22% and 16% of gross sales during the first six months of 2010 and 2009, respectively.

          Household Products. We market five household cleaner dusters and a line of household fireplace screens, tools and accessories. This product area accounted for 7% and 9% of gross sales during the first six months of 2010 and 2009, respectively.
(b) Financial Condition and Results of Operations
Financial Condition
          A summary of the more significant changes in the Company’s balance sheet as of June 30, 2010 as compared to December 31, 2009 is presented below.

			Increase
	June 30, 2010	Dec. 31, 2009	(Decrease)
Accounts receivable	$644,998	$929,082	$(284,084)
Inventories	4,041,280	4,479,347	(438,067)
Accounts payable	1,034,958	776,093	258,865
Accrued expenses-other	33,361	145,097	(111,736)
Deferred tax asset	135,243	11,950	123,293
Income taxes payable	—	71,166	(71,166)
          The decrease in accounts receivable is related to the reduced sales in the second quarter of 2010 as compared to the fourth quarter of 2009. This reduction is normal, as the Company’s sales historically are significantly greater in the fourth quarter as compared to all other quarters. This historical trend also accounts for the decrease in inventories. Accounts payable, which is most significantly affected by inventory purchases, increased from December 31, 2009 due to the timing of purchases. With the decrease in sales during the first six months of 2010, inventory purchases were delayed until the latter part of the second quarter.
          The decrease in “Accrued Expenses-other” is directly related to the decrease in the quarterly licensing fee the Company owed for the Winchester® name for sales of those products during the fourth quarter of 2009 as compared to the second quarter of 2010.
          As of December 31, 2009, the Company had income taxes payable of $71,166 as compared to a deferred tax asset of $135,243 as of June 30, 2010. This change is due to the operating loss incurred during the first six months of 2010.
Results of Operations
Three Months Ended June 30, 2010
          For the three months ended June 30, 2010, the Company had a net loss of $125,652 on net sales of $2,036,926, as compared to net income of $128,566 on net sales of $3,143,041 for the same period ending June 30, 2009.
          The decrease in net sales was affected by some of the same issues as discussed in the Company’s March 31, 2010 10-Q, mainly to the entire gun-related market having experienced declines in retail sales during 2010. This is to be contrasted with the upward spike in gun and gun related sales beginning in the fourth quarter of 2008, and continuing through the second quarter of 2009, as a precursor to the commencement of the Obama administration and it’s the unpredictable position regarding gun controls. See “Gun Legislation”.
          The Company’s gross margins decreased from 30% for the three months ended June 30, 2009 to 23% for the three months ended June 30, 2010. This decrease is attributable to the licensing fee the Company now pays for the Winchester® name for products sold to Wal-Mart, as well as price reductions extended to Wal-Mart in mid-2009.
          Operating expenses for the three months ended June 30, 2010 were $653,001, a decrease of $44,865, or 6% over the three months ended June 30, 2009. This decrease is related primarily to reduced sales commissions and shipping costs resulting from the decrease in sales.
Six Months Ended June 30, 2010
          For the six months ended June 30, 2010, the Company had a net loss of $199,478 on net sales of $4,043,602, as compared to net income of $312,865 on net sales of $6,676,498 for the same period ending June 30, 2009.
          The decrease in net sales for the six months ended June 30, 2010 is again a result of the same issues discussed above and in the Company’s March 31, 2010 10-Q. As previously discussed, the major portion of the decrease comes from the Company’s three largest customers. None of these customers have reduced the variety of the Company’s products they carry, with the exception of one large gun cleaning kit by Wal-Mart, which was dropped at the end of the second quarter in 2009. This item has been picked up again by Wal-Mart in July. The Company has already seen this trend of decreased sales begin to reverse itself in the third quarter of 2010 and expects sales for the remainder of the year to be more in line with 2009.
          The Company’s gross margins decreased from 30% for the six months ended June 30, 2009 to 25% for the six months ended June 30, 2010. This decrease is attributable to the licensing fee the Company now pays for the Winchester® name for products sold to Wal-Mart, as well as price reductions extended to Wal-Mart in mid-2009.
          Operating expenses for the six months ended June 30, 2010 were $1,288,411, a decrease of $133,293, or 9% over the six months ended June 30, 2009. This decrease is related primarily to reduced sales commissions and shipping costs resulting from the decrease in sales.
(c) Liquidity and Capital Resources
          Our liquidity needs arise primarily from inventory purchases. Our primary source of cash are revenues generated from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns substantially all of its receivables (excluding Wal-Mart) on a non-recourse basis. The factor performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. This fee is included in interest expense on the Company’s condensed consolidated statements of operations. The factor may also, at its discretion, advance funds prior to the collection of our accounts, for which the Company is charged interest. The interest rate charged is the JPMorgan Chase Bank prime rate plus 1%, or 4%, whichever is greater. Advances are payable to the factor on demand. As of June 30, 2010, the Company had an outstanding advance balance with its factor in the amount of $51,262.

          In December 2009, the Company entered into a Receivables Purchase Agreement with Wachovia Bank/Wells Fargo wherein the Company sells its receivables from Wal-Mart at a discounted price to Wells Fargo. Wells Fargo purchases these receivables (normally within 10 to 14 days of creation) at a price equal to their face value, discounted at an annual rate equal to the 90 day LIBOR rate plus 1.75% for the number of days remaining until the receivables come due under our normal payment terms with Wal-Mart. Since this is a purchase arrangement, as opposed to a factoring arrangement, there are no interest charges to the Company for the period between funding from Wells Fargo and payment by Wal-Mart.
          In addition, the Company has a $1,000,000 line of credit with its local bank, collateralized by its inventory. This line of credit expired on February 10, 2010 and was renewed and extended to April 10, 2011. As of June 30, 2010, there was no outstanding balance on this line of credit.
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

          In addition to federal gun laws, most states and some local jurisdictions have imposed their own firearms’ restrictions. Some states have passed Child Access Prevention (or CAP) Laws which hold gun owners responsible if they leave guns easily accessible to children and a child improperly gains access to the weapon. Additionally, the State of California has enacted legislation that establishes basic performance standards for “firearm safety devices”, “lock-boxes” and” safes California law also requires every gun to be sold with a state-approved child-safety lock to make it easier for gun owners to lock up their weapons. The locks must be of sufficient quality to meet state approval. The state contracts with independent laboratories to test gun locks to make sure the locks will work and cannot be easily removed by unauthorized people..
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
(f) Critical Accounting Estimates
          The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 2 to the December 31, 2009 audited consolidated financial statements included in the Company’s Form 10-K. The quarterly financial statements for the period ended June 30, 2010, attached hereto, should therefore be read in conjunction with that discussion. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Since December 31, 2009, there have been no changes in our critical accounting policies and no significant change to the assumptions and estimates related to them.
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
          The Company is not affiliated with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring it to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.
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
          As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item

9A of the Company’s December 31, 2009 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
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
ITEM 4. REMOVED AND RESERVED
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

Dated: August 16, 2010