Form 10-Q
period 2010-09-30
DAC TECHNOLOGIES GROUP INTERNATIONAL INC
filed 2010-11-12
CIK 1102750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☑ No
     State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date. As of November 3, 2010, 6,323,364 shares of Common Stock are issued and 5,765,771 are outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	Sept. 30	December 31
	2010	2009
	(unaudited)
Assets
Current assets
Cash	$162,094	$430,436
Accounts receivable, less allowance for doubtful accounts of $20,000 in 2010 and 2009	604,567	929,082
Due from factor	452,059	27,592
Inventories	4,594,740	4,479,347
Prepaid expenses and deferred charges	73,797	53,460
Deferred tax asset	128,975	11,950

Total current assets	6,016,232	5,931,867

Property and equipment
Leasehold improvements	57,232	57,232
Furniture and fixtures	346,589	333,161
Molds, dies, and artwork	595,493	560,952

	999,314	951,345
Accumulated depreciation	(714,689)	(674,486)

Net property and equipment	284,625	276,859

Other assets
Patents and trademarks, net of accumulated amortization of $150,378 and $135,434 in 2010 and 2009	102,402	117,346
Deposits	17,351	17,351
Advances to employees	45,060	29,658
Note receivable
Long-term	20,000	20,000
Related party	72,518	72,518
Shareholder	389,773	216,377

Total other assets	647,104	473,250

Total assets	$6,947,961	$6,681,976

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	Sept. 30	December 31
	2010	2009
	(unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Notes payable	$15,035	$52,454
Accounts payable	1,460,992	776,093
Accrued payroll tax withholdings	26,930	27,780
Accrued expenses-other	42,924	145,097
Income taxes payable	—	71,166

Total current liabilities	1,545,881	1,072,590

Deferred income tax liability	79,152	79,152

Stockholders’ equity
Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 6,323,364 shares issued at September 30, 2010 and December 31, 2009; 5,765,771 shares outstanding at September 30, 2010 and 5,793,699 at December 31, 2009	6,323	6,323
Additional paid-in capital	1,963,102	1,963,102
Treasury stock, at cost	(416,113)	(401,043)
Retained earnings	3,769,616	3,961,852

Total stockholders’ equity	5,322,928	5,530,234

Total liabilities and stockholders’ equity	$6,947,961	$6,681,976

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Net sales	$2,643,380	$3,098,202

Cost of sales	1,927,148	2,221,830

Gross profit	716,232	876,372

Operating expenses
Selling	392,670	408,310
General and administrative	291,156	305,634

Total operating expenses	683,826	713,944

Income from operations	32,406	162,428

Other income (expense)
Interest expense	(17,171)	(41,668)

Total other income (expense)	(17,171)	(41,668)

Income before income tax provision	15,235	120,760

Provision for income taxes	7,993	47,385

Net income	$7,242	$73,375

Basic and diluted earnings (loss) per share	$—	$0.01

Weighted average number of common shares:
Basic and diluted	5,771,511	5,793,699

The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
For The Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Net sales	$6,686,982	$9,774,700

Cost of sales	4,962,817	6,878,764

Gross profit	1,724,165	2,895,936

Operating expenses
Selling	1,069,641	1,253,450
General and administrative	902,597	882,198

Total operating expenses	1,972,238	2,135,648

Income (loss) from operations	(248,073)	760,288

Other income (expense)
Interest expense	(58,530)	(129,987)
Other income	—	14

Total other income (expense)	(58,530)	(129,973)

Income (loss) before income tax provision	(306,603)	630,315

Provision (benefit) for income taxes	(114,367)	244,075

Net income (loss)	$(192,236)	$386,240

Basic and diluted earnings (loss) per share	$(0.03)	$0.07

Weighted average number of common shares:
Basic and diluted	5,782,552	5,814,802
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities
Net income (loss)	$(192,236)	$386,240
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	40,203	37,350
Amortization	14,944	11,746
Deferred income taxes	(117,025)	—
Changes in operating assets and liabilities
Accounts receivable	324,515	(186,761)
Due from factor	(424,467)	1,538,005
Inventories	(115,393)	(3,760,233)
Prepaid expenses and deferred charges	(20,337)	(1,027)
Income taxes receivable	—	—
Advances to employees	(15,402)	(5,306)
Accounts payable	684,899	1,379,700
Accrued payroll tax withholdings	(850)	1,271
Accrued expenses other	(102,173)	(45,902)
Income taxes payable	(71,166)	105,925

Net cash (used) provided by operating activities	5,512	(538,992)

Cash flows from investing activities
Purchases of property and equipment	(47,969)	(37,698)
Payments for patents and trademarks	—	(11,290)
Net payments (advances) on notes receivable — stockholder	(173,396)	(82,881)

Net cash used by investing activities	(221,365)	(131,869)

Cash flows from financing activities
Net (payments) proceeds on notes payable	(37,419)	313,002
Purchase of treasury stock	(15,070)	(28,919)

Net cash (used) provided by financing activities	(52,489)	284,083

Net decrease in cash	(268,342)	(386,778)

Cash — beginning of period	430,436	599,103

Cash — end of period	$162,094	$212,325

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest	$58,546	$129,608
Taxes	1,724	138,150
The accompanying selected notes are an integral part of these condensed consolidated financial statements.

DAC TECHNOLOGIES GROUP INTERNATIONAL, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
          Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 55% during 2009 and 48% for the first nine months of 2010 ), we have been able to considerably increase our business with large sporting goods retailers, distributors and catalog companies.
          Virtually all of the Company’s products are manufactured and imported from mainland China and shipped to the Company’s warehouse facilities in Little Rock, Arkansas and Los Angeles, California for distribution. These products, along with other items manufactured in the United States, are sold primarily to mass merchants and sporting goods retailers throughout the United States and international locations.

          The Company was incorporated as a Florida corporation in July 1998 under the name DAC Technologies of America, Inc. In July 1999, the Company changed its name to DAC Technologies Group International, Inc.
3. Basis of Presentation
          The accompanying condensed consolidated financial statements of the Company as of and for the nine months ended September 30, 2010 and 2009, and three months ended September 30, 2010 and 2009, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of such financial statements in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest 10-K. The results of operations for an interim period are not necessarily indicative of the results for a full year.
4. Significant Accounting Policies
          Refer to the Company’s 2009 annual report on Form 10-K, Note 2 to the Consolidated Financial Statements, for a description of significant accounting policies. There have been no material changes to these policies.
5. Inventories
          Inventories are stated at the lower of weighted average cost or market. Costs include freight and applicable customs fees. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories are shown net of a valuation reserve of $42,600 and $11,211 at September 30, 2010 and December 31, 2009, respectively. The Company receives inventory from overseas at terms of F.O.B. shipping point, bearing the risk of loss at that point in time. During the time period prior to receipt in the warehouse, inventory is classified and recorded as inventory in transit. Inventory held in the warehouse is classified as finished goods.

	Sept. 30, 2010	Dec. 31, 2009
Inventories consist of:
Finished goods	$3,837,455	$3,972,207
Inventory in transit	730,931	492,568
Parts	26,354	14,572

	$4,594,740	$4,479,347

6. Due from Factor
          The Company factors some of its receivables without recourse as to the creditworthiness of the factored accounts under a credit risk factoring agreement. The fair values of accounts receivables and the amount due to the factor under this factoring agreement approximate their carrying values due to the short-

term nature of the instruments. The amounts borrowed are collateralized solely by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheet. These amounts are as follows:

	Sept. 30, 2010	Dec. 31, 2009
Accounts receivable factored	$692,063	$1,081,240
Amounts advanced and outstanding	(240,004)	(1,053,648)

Due from factor	$452,059	$27,592

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
8. Treasury Stock Transactions
          During the nine months ended September 30, 2010 the Company purchased 27,928 shares of its common stock in the open market at a total cost of $15,070. These shares are accounted for as treasury stock (at cost) in the accompanying condensed consolidated financial statements.
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
          Although a significant portion of our business is with the mass-market retailer Wal-Mart (approximately 55% in 2009 and 48% for the first nine months of 2010), we have been able to considerably increase our business customer base with large sporting goods retailer, distributors and catalog companies.
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
          Gun Cleaning & Maintenance. We market over fifty (50) different gun cleaning kits, rod sets, tools and accessories used to clean and maintain virtually any firearm on the market. These kits are solid brass, and consist of “universal” kits designed to fit a variety of firearms, caliber specific kits, as well as replacement brushes, mops, etc. These kits are available in solid wood or aluminum cases, as well as blister packed. We also market several kits that have been privately labeled for certain customers. This product area accounted for 60% and 62% of gross sales during the first nine months of 2010 and 2009, respectfully.
          Hunting and Camping. This category includes Sportsman’s Lighter, game processing kit, two aluminum camping tables, and a turkey seat. This product area accounted for 15% and 13% of gross sales during the first nine months of 2010 and 2009, respectfully.
          Gun Safety. We market twelve (12) different gun safety locks and five (5) security and specialty safes. The gun-locks’ composition range from plastic to steel and keyed trigger locks to cable locks. The security safes are of heavy-duty, all steel construction and are designed for firearms, jewelry and other valuables. Eight of the Company’s gunlocks and two safes have been certified for sale consistent with the standards set out by the State of California. This product area accounted for 19% and 17% of gross sales during the first nine months of 2010 and 2009, respectfully.
          Household Products. We market five household cleaner dusters and a line of household fireplace screens, tools and accessories. This product area accounted for 6% and 8% of gross sales during the first nine months of 2010 and 2009, respectively.
(b) Financial Condition and Results of Operations
Financial Condition
          A summary of the more significant changes in the Company’s balance sheet as of September 30, 2010 as compared to December 31, 2009 is presented below.

			Increase
	Sept. 30, 2010	Dec. 31, 2009	(Decrease)
Accounts receivable	$604,567	$929,082	$(324,515)
Due from factor	452,059	27,592	424,467

			Increase
	Sept. 30, 2010	Dec. 31, 2009	(Decrease)
Inventories	4,594,740	4,479,347	115,393
Deferred tax asset	128,975	11,950	117,025
Accounts payable	1,460,992	776,093	684,899
Accrued expenses-other	42,924	145,097	(102,173)
Income taxes payable	—	71,166	(71,166)
          The decrease in accounts receivable is related to the reduced sales in the third quarter of 2010 as compared to the fourth quarter of 2009. This reduction is normal, as the Company’s sales historically are significantly greater in the fourth quarter as compared to all other quarters. “Due from factor” represents the net amount due the Company after reducing the total accounts receivables factored by the outstanding amount loaned by the factor against these receivables. This amount fluctuates based upon the Company’s cash flow needs. As discussed below under “Liquidity and Capital Resources”, the Company entered into a Receivables Purchase Agreement with Wachovia Bank in December 2009 with regards to its receivables with Wal-Mart. The Company did not receive its first funding under this agreement until February 2010, thus requiring it to borrow more funds from its factor to meet cash flow needs. As of September 30, 2010, cash flows generated under this new Wachovia purchase agreement was sufficient to meet cash flow needs, resulting in reduced borrowings from our factor.
          Inventories remained virtually unchanged from December 31, 2009. Accounts payable, which is most significantly affected by inventory purchases, increased from December 31, 2009 due to the timing of purchases. The Company’s payment terms for inventory purchases are 60 days from ship date. Inventory shipments during the last two months of the third quarter 2010 were significantly greater than during the last two months of 2009, resulting in an increase in accounts payable
          As of December 31, 2009, the Company had income taxes payable of $71,166 as compared to a deferred tax asset of $128,975 as of September 30, 2010. Included in the deferred tax asset as of September 30, 2010 is a current year income tax benefit of $103,944 resulted from the operating loss incurred during the first nine months of 2010.
          The decrease in “Accrued Expenses-other” is directly related to the decrease in the quarterly licensing fee the Company owed for the Winchester® name for sales of those products during the fourth quarter of 2009 as compared to the third quarter of 2010.
Results of Operations
Three Months Ended September 30, 2010
          For the three months ended September 30, 2010, the Company had net income of $7,242 on net sales of $2,643,380, as compared to net income of $73,375 on net sales of $3,098,202 for the same period ending September 30, 2009.
          The decrease in net sales of $454,822, or 15% was affected, in part, by general economic conditions. In addition, the decrease was also a result of the rollout to all Wal-Mart stores of the Company’s new Winchester® items in June and July of 2009. No rollout was required in 2010 as these items were already fully stocked. Even though net sales decreased 15%, this reflects improvement over the decrease during the first six months of 2010 of 39%.
          The Company’s gross margins decreased slightly, from 28% for the three months ended September 30, 2009 to 27% for the three months ended September 30, 2010. For the first six months, gross margins had decreased from 30% in 2009 to 25% in 2010, mainly due to the licensing fee the Company now pays for the Winchester® name for products sold to Wal-Mart, as well as price reductions extended to Wal-Mart in mid-2009. Beginning with the third quarter, these two issues no longer affect comparison of gross margins, resulting in virtually no change from 2009.
          Operating expenses for the three months ended September 30, 2010 were $683,826, a decrease of $30,118 or 4% over the three months ended September 30, 2009. This decrease is related primarily to reduced sales commissions and shipping costs resulting from the decrease in sales.
Nine Months Ended September 30, 2010
          For the nine months ended September 30, 2010, the Company had a net loss of $192,236 on net sales of $6,686,982 as compared to net income of $386,240 on net sales of $9,774,700 for the same period ending September 30, 2009.
          The decrease in net sales for the nine months ended September 30, 2010 is again a result of the same issues discussed above and in the Company’s previous 10-Q reports. Mainly, the declines experienced by the entire gun-related market during the first six months of 2010 as compared to the significant increases during the first six months of 2009 resulting from the commencement of the Obama administration and it’s then unpredictable position regarding gun controls.
          The Company’s gross margins decreased from 30% for the nine months ended September 30, 2009 to 26% for the nine months ended September 30, 2010. This decrease is attributable to the licensing fee the Company now pays for the Winchester® name for products sold to Wal-Mart, as well as price reductions extended to Wal-Mart in mid-2009. As discussed above, these two issues only affected the first six months/.
          Operating expenses for the nine months ended September 30, 2010 were $1,972,238, a decrease of $163,410, or 8% over the nine months ended September 30, 2009. This decrease is related primarily to reduced sales commissions and shipping costs resulting from the decrease in sales.
(c) Liquidity and Capital Resources
          Our liquidity needs arise primarily from inventory purchases. Our primary source of cash are revenues generated from our operations. We believe that external sources of liquidity could be obtained in the form of bank loans, letters of credit, etc. The Company maintains a factoring agreement wherein it assigns substantially all of its receivables (excluding Wal-Mart) on a non-recourse basis except for chargebacks. The factor performs all credit and collection functions, and assumes all risks relating to the creditworthiness of the accounts associated with the collection of the receivables. The Company pays a fee of 65/100ths of 1% of the face value of each receivable for this service. This fee is included in interest expense on the Company’s condensed consolidated statements of operations. The factor may also, at its discretion, advance funds prior to the collection of our accounts, for which the Company is charged interest. The interest rate charged is the JPMorgan Chase Bank prime rate plus 1%, or 4%, whichever is greater. Advances are payable to the factor on demand. As of September 30, 2010, the Company had an outstanding advance balance with its factor in the amount of $240,004.
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
          In addition, the Company has a $1,000,000 line of credit with its local bank, collateralized by its inventory. This line of credit expired on February 10, 2010 and was renewed and extended to April 10, 2011. As of September 30, 2010, there was no outstanding balance on this line of credit         .
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
          As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 9A of the Company’s December 31, 2009 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
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

Exhibits
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

Dated: November 12, 2010